Form 10-Q
period 1996-06-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1996-08-15
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

Commission file Number     33-7764-C

       INTERACTIVE GAMING & COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter.)

    Delaware                          23-2838676
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

595 Skippack Pike, Suite 300, Blue Bell, PA    00000
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(215) 540-8185


	Indicate  by check mark whether the registrant
(1) has filed all reports required to be filed by section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]  No [X]

	As of August 5, 1996, there were 10,942,566 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

               CONSOLIDATED BALANCE SHEET
       FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
            AND YEAR ENDED DECEMBER 31, 1995
		                                    1996 		            1995
	                                	         (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents		      121,076 	       	 $667,766
    Restricted cash		                200,000         		 200,000
    Accounts receivable, net
     of allowance for doubtful
     accounts of $ 424,047 in
     1996 and $348,794 in 1995		     424,047 	        	 348,794
    Loan receivable		                 55,378          		 49,000
    Other		                           10,300 		          10,300

         Total current assets	     	 810,801 	      	 1,275,860

PROPERTY, EQUIPMENT, AND
LEASEHOLD IMPROVEMENTS, Net	         260,269         		 205,391

LOAN RECEIVABLE, INTERSPHERE		       137,267 		         138,788

INTANGIBLE ASSETS:
    Systems development costs     		 400,196 	        	 233,641
    Gaming licenses, net of
     accumulated amortization
     of $3,000	                     	 57,000          		 60,000

         Total intangible assets	  	 457,196 		         293,641

OTHER ASSETS		                        18,648 	         	 18,206

                      Total		      1,684,181 		      $1,931,886



           LIABILITIES AND STOCKHOLDERS' EQUITY
	CURRENT LIABILITIES:
    Customers' credit balances         	  	   649,076 		        $  877,624
    Customers' security deposits		            196,475              156,500
    Accounts payable and accrued expenses  		 287,601 	          	 393,836
    Note paya  ble		                          200,000 	          	 200,000
    Shareholders' loans payable		              - 	                	 -

                Total current liabilities		 1,333,152 	        	 1,627,960

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value,
     25,000,000 shares authorized,
     10,942,566 issued and outstanding		       10,943 	           	 10,942
    Additional paid-in capital		              335,252           		 335,252
    Deficit		                                   4,834           		 (42,268)

               Total stockholders' equity   	 351,029 	          	 303,926

                    Total	                	 1,684,181        		 $1,931,886


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

           CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIODS ENDED JUNE 30, 1996  AND 1995
		                    THREE MONTHS ENDED 		           SIX MONTHS ENDED
		                     1996 		   1995 		               1996   		 1995
		                       (UNAUDITED) 	               			 (UNAUDITED)
                  __________________________       ________________________
REVENUES:
    Net win	          $  614,206    $  111,816 	  $1,474,835  	$  545,619
    Membership fees        4,525 	       1,050 	      10,100 	    	 1,050
    Other               		 7,935 	       	 239 	    	 15,561     		 1,982

      Total revenues    	626,666      	113,105     1,500,496 	   	 548,651

EXPENSES:
    Salaries		           155,380      	101,020      	276,326     	 252,236
    Officers' salaries	   63,691 	      22,307      	116,575      	 97,105
    Telephone		          126,074       	37,427 	   	 174,689     	 167,376
    Legal and
     professional        	70,331       	39,968    		 196,761      	107,575
    Advertising		        140,199       	58,328 	   	 250,432       	95,151
    Provision for
     doubtful accounts	   14,945 	         - 	      	 75,253
    Travel and related
     expenses		           40,126        	15,324 	   	 90,455       	81,006
    Rent		                53,845        	32,561 	  	 107,506      	103,710
    Office 		             26,601        	16,902    		 60,577       	32,318
    Depreciation and
     Amortization	        19,108       	 11,908      	36,132     		 23,118
    Repairs and
     maintenance          	2,765       		 2,012 	    	 9,913 	     	 3,397
    Services and other
     fees		                   19        	13,049       	9,947 	    	 33,446
    Interest	            	 1,244 	                 			 6,756
    Other 	             	 27,579         	7,019 	   	 42,071       	13,234

      Total expenses    	741,909       	357,825   	1,453,393    	1,009,672

Net income (loss)      $(115,243)     $(244,720)  $   47,103 	  $(461,021)

Net income (loss)
 per common share     	$   (0.01)		   $   (0.02)	 $    0.004 		 $   (0.04)

Weighted average
 common shares
 outstanding		         10,942,566 	   10,379,066 	 10,942,566 	 10,379,066


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
		                                         JUNE            		 JUNE
		                                         1996            		 1995
	                                              (UNAUDITED)
                                         __________         __________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)		                   $  47,103 		       $(461,021)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and Amortization       	36,132 		          23,118
      Provision for doubtful accounts	     75,253 		            -
      (Increase) decrease in assets:
        Accounts receivable      	       (150,506)            (9,081)
        Prepaid expenses				                                 (10,000)
      Increase (decrease) in
       liabilities:
        Customers' credit balances       (228,548)		         145,670
        Customers' security deposits	      39,975 		          10,000
        Accounts payable and accrued
          expenses		                     (106,235)	        	 (31,739)

          Net cash used in operating
                        activities       (286,826)	       	 (333,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment,
    and	leasehold improvements	          	(88,010)		         (32,036)
    Increase in loans receivable	          (4,857)		         (59,738)
    Increase in security deposits           	(442)
    Refunded security deposits				                             2,100
    Capitalization of systems
     development costs		                 (166,555)	            	 -

       Net cash used in investing
                        activities       (259,864)	        	 (89,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable  	                  			            -
   Repayment of note payable				                              (6,000)

     Net cash provided by (used in)
      financing activities		 - 		                             (6,000)

DECREASE IN CASH AND CASH EQUIVALENTS	   (546,690)	       	 (428,727)

CASH AND CASH EQUIVALENTS, BEGINNING     	667,766         		 450,793

CASH AND CASH EQUIVALENTS, ENDING      	$ 121,076 		         $22,066


See Accompanying Notes to Financial Statements

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
              (FORMERLY, SPORTS INTERNATIONAL, LTD.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 1996


Note 1. NAME CHANGE AND INTERIM FINANCIAL STATEMENTS

	Sports International, Ltd. changed its name to Interactive Gaming and Communications Corp. effective on
March 27, 1996. The name change is in response to the Company's expanding and diversified gaming operations and will more accurately reflect the Company's future operating activities.

	The consolidated balance sheet for the period ended June 30, 1996 and the related consolidated statement of operations and statement of cash flows reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

	Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the financial statements and notes in the Company's annual report on form 10-K for the year ended December 31, 1995.


Note 2. RECLASSIFICATION:

	Certain amounts in the 1995 financial statements have been reclassified to conform with the current year presentation.


Note 3.	PRIOR PERIOD ADJUSTMENT:

	In 1993, the Company capitalized certain organization costs which totaled $374,667 during its development stage and prior to the commencement of operations of Sports International, Ltd. ( Antigua). In 1995, the Company determined that these costs should have been expensed, in accordance with generally accepted accounting principles. The prior period adjustment to properly reflect such costs as expenses of development stage, resulted in an increase in net income of $18,675 and $37,350 for the three and six month periods ended June 30, 1995, respectively.

Note 4.	BASIS OF PRESENTATION, REGULATION AND CERTAIN
SIGNIFICANT RISKS AND UNCERTAINTIES:

	The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

	The Company's business activities, operations and net income are derived solely from the business acquired by the Company from its Sports International, Ltd. (Antigua) subsidiary. Although the business has been profitable during the six month period ended June 30, 1996 and for the year ended December 31, 1995, there is no assurance that profits will continue or increase.

	The amount of customer's credit balance and security deposits exceed its unrestricted cash and cash equivalents by $764,474 and $366,358 at June 30, 1996 and December 31, 1995,
respectively.

	The Company's business is conducted through its wholly owned subsidiary which is organized in Antigua and licensed by the Antiguan government to conduct its business. The subsidiary's business activities emanating from outside Antigua (customers' wagers) may become materially affected by regulations, laws or statutes that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. To date, the Company has conducted its business without any interference from the aforementioned regulatory bodies. There are no assurances that this will continue.

	Management's plans in connection with these matters are to continue to refine its operations, expand sources of revenues, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, a secondary offering, joint venturing and sharing of development costs, or other resources.

Note 5.    PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS:

Property, equipment and leasehold improvements consist of the following at June 30, 1996 and December 31, 1995:

					1996	  1995

Furniture, fixtures and  equipment  $358,787	 $270,777

 Leasehold improvements	     	   12,307	   12,307

				371,094   283,084

Less accumulated depreciation        110,825	   77,693
Total                               $260,269   205,391


Note 6.   LOAN RECEIVABLE, INTERSPHERE:

	The Company advanced funds to an Internet World Wide
Web services company for the purpose of advertising, marketing, promotion, and communications in the print and electronic media. The carrying amount of the advanced funds reported on the balance sheet approximates net realizable value.

	Commencing March 5, 1996, funds advanced bear interest at a minimum of 15% annually or 5% over the New York prime rate, adjusted monthly. Principal and interest payments have been deferred until January 1, 1997. The loan is unsecured.

Note 7.     SYSTEM DEVELOPMENT COSTS:

	The Company has engaged the services of major software developers to produce and market a Virtual Casino. That is, at completion, its customers will have the opportunity to play classic casino games on their personal computers, such as blackjack, craps, roulette, baccarat and slot machine games, on the Internet World Wide Web, with the Company managing the wagering.

	After the economic and technical feasibility of the project had been established, the Company began funding the project. Costs incurred subsequent to the establishment of technology feasibility and directly related to the project have been capitalized. Capitalized project costs were $400,196 and $233,641 at June 30, 1996 and December 31, 1995. At
June 30, 1996, the project is on-going. Accordingly no amortization expense has been recognized.

8.     INCOME TAXES

	The Company derives all its revenue from its wholly owned subsidiary, Sports International, Ltd. (Antigua). The government of Antigua does not presently impose income taxes on the Company. Accordingly, no provision for income taxes has been reflected in the financial statements.


9.     SUBSEQUENT EVENTS:

	At the Annual Meeting of Shareholders, on June 21, 1996 the shareholders: (a) elected four directors, Michael Simone, Rina Moscariello, Larry Hirsh and Joe Lashinger to serve until the next Annual Meeting or until their successors are elected;
(b) motion to ratify the appointment of Parente, Randolph, Carry & Associates as the new auditing firm of the company; (c) ratification of name, from Sports International, Ltd. to Interactive Gaming & Communications Corp.

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
              (FORMERLY, SPORTS INTERNATIONAL, LTD.)

               MANAGEMENTS DISCUSSION and ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                         June 30, 1996

General

	The proliferation of gambling continues throughout the United States and international jurisdictions. What was not socially acceptable sixty years ago is now considered entertainment, a leisure time activity, and is embraced by legislators for the easy-to-collect tax dollar. Gaming has expanded from land-based casinos to riverboat casinos, from lotteries to simulcast telephone betting on national horseracing, from charity bingo and "Nevada Nights" to Indian Reservation casinos, and from the paper slip of the bookmaker to a telephone call to Antigua, West Indies. The natural progression for this excitement has led personal computer users to gaming on the Internet. A recent survey found that more than $550.3 billion was wagered on all forms of legal games in the United States.

	Throughout 1996, wagering on the Internet has gained increased media attention and exposure. In 1995, there were a handful of gaming related sites on the Internet. Today there are hundreds. The target for each is to reach for a small segment of the $550.3 billion industry. The Company has paved the way from the beginning by being the first ever to accept a wager over the Internet in early 1995. The trend continues today as the Company continues to be on the leading edge of development in the Internet gaming area.

	The Company, in the second quarter of 1996, introduced the WiseGuy Sports Wagering System for beta testing by the public on the Internet. The WiseGuy Sports Wagering System is a PC based, Internet ready, sports-book wagering, management and accounting software system.

	The system will for a licensing fee be made available to all legal domestic and off-shore sports wagering companies and will provide full sports-book wager tracking, account management, accounting, and Internet access using the World Wide Web. Access to the sports-book system is accomplished by utilizing any of the popular Web-Browsers such as Netscape, Prodigy, Compuserve or America OnLine.

	Currently, the Wiseguy Sports Wagering System can be accessed at the corporate World Wide Web site located in Antigua:
http://www.gamblenet.com/.

	As of June 30, 1996, the WiseGuy System had more than two thousand registered people participating in a weekly contest.
This beta test generated nearly $5 million in handle, but the weekly contest did not involve actual wagers.

	The Company has engaged leading consultants in the gaming and software development industry, to develop a proprietary product that will be marketed to other sports betting, casino and enterprising operations throughout the world. With this in mind, the Company has begun to market its expertise to other enterprises in the gaming industry by offering management and consulting services in developing the Internet marketplace for wagering.


Liquidity and Capital Resources

	The Company has reached an agreement with Daleen Technologies, Inc. for the completion of customized gaming software. The total cost for this software will approximate $733,000 of which approximately $225,000 has been funded to date and the balance will be funded by issuing 204,000 restricted shares under Rule 144 upon the signing of the Daleen agreement and 50,000 restricted shares under Rule 144 upon delivery and acceptance of the software.

	In addition, the Company has entered into an agreement with CyberAd, an affiliate of Cambridge Technology Enterprises, for both platform and software development involving slot machines and a blackjack program designed to reach the Internet sometime in the Fall of 1996. It is estimated that there will be a project cost of approximately $750,000 through to completion and delivery. The principals of the software development company have further agreed to purchase 375,000 shares of Rule 144 stock from the Company at a price of $2 per share.

	The Company has a number of proposals out to competitors that have approached the Company for both licensing and sub-licensing of the Virtual Casino software and the existing
WiseGuy Sports-book software program currently in use.


Results of Operations

1996 versus 1995

	For the quarter ended June 30, 1996 and 1995, customer wagers totalled $12,032,243 in 1996 as compared to $8,239,919 in 1995. Revenues increased by $502,390 in 1996 or 449% from $111,816 in 1995 to $614,206 in 1996. Customer wagers increased in 1996 by $3,792,324 as compared to 1995. The net win increased from 1.3% of wagers in 1995 to 5.1% in 1996. The resulting increase in revenues was attributable to more efficient management procedures and increased customer base. Historically, the second quarter in the sports wagering industry is the slowest and least profitable of any other quarters. Accordingly, even though the Company experienced a loss of $115,243 for the second quarter 1996 compared to a net loss of $244,720 for the second quarter 1995; the Company remains to be profitable for the six month period ended June 30, 1996.

	For the six month periods ended June 30, 1996 and 1995, customer wagers totaled $24,883,481 in 1996 as compared to $22,490,157 in 1995. Revenues from net wins increased by $951,845 in 1996 or 174% from $548,651 in 1995 to $1,500,496 in 1996.
The net win increased from 2.4% in 1995 to 6% in 1996. Once again, this resulting increase is due to the Company's enhanced management team and performance driven results and a wider variety of wagering.



PART II. OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders.

	The 1996 Annual Meeting of Shareholders of the Company was held June 21, 1996. At the annual meeting, management's nominees, Michael F. Simone, Rina Moscariello and Lawrence E. Hirsch, were elected to fill the three positions as directors of the Company. Voting was as follows: Mr. Simone, 4,480,000 shares for; Ms. Moscariello, 4,010,000 shares for; Mr. Hirsch, 10,000 for; and no abstentions or broker non-votes. Effective June 21, 1996, Joseph A. Lashinger, Jr., Vice President and Assistant General Counsel of the Company, was appointed to the Company's Board of Directors.


Item 5.	Other Information.

(a)  News Release - March 27, 1996

	News Release supplied to Business Wire, Stock Brokers and newspapers, announcing, (a) name change, (b) retaining of new Independent Accountants, and (c) relocation of executive offices.

(b)	News Release - April 3, 1996

	News release supplied to Business Wire, Stock Brokers, and the Media announcing that internal beta testing of the WiseGuy Sports Wagering System has begun on the Internet.

(c)	News Release - May 1, 1996

	News release supplied to Business Wire and Stock
Brokers announcing year end earnings.

(d)	News Release - May 9, 1996

News release supplied to Business Wire and Stock Brokers announcing record first quarter earnings.

(e)	News Release - May 13, 1996

	News release supplied to Business Wire, Stock brokers, and the Media announcing the public beta testing of the WiseGuy
Sports Wagering System and a weekly contest for registered users.

(f)	News Release - June 12, 1996

	News release supplied to Business Wire and Stock
Brokers announcing the addition of two experienced casino and gambling management members and the appointment of Joseph
Lashinger, Esquire to the Board of Directors.


Item 6.	Exhibits and Reports on Form 8-K.

(a)	Change of Corporate Name - March 18, 1996

	The Company amended its corporate charter to change the name of the Company to Interactive Gaming &
Communications Corp. to better reflect the Company's present principal business activities.

(b)	Relocate Executive Offices - March 18, 1996

	To better administer the Company's software development and marketing activities, for the first time since inception of the Company's business in 1992, the executive offices are located in the United States.

(c)	Change of Independent Accountants - March 11, 1996

The Company engaged the firm of Parente, Randolph, Orlando, Carey & Associates, 521 Plymouth Road, Plymouth Meeting, PA 19462 as its Independent Accountants and Auditors. Mr. Daniel Liberman, CPA, the former Independent Accountant for the Company, agreed to his termination.

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
              (FORMERLY, SPORTS INTERNATIONAL, LTD.)

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        INTERACTIVE GAMING & COMMUNICATION CORP.
			  (FORMERLY, SPORTS INTERNATIONAL, LTD.)



August 15, 1996                    Michael F. Simone
Date                               Michael F. Simone
                                   President
                                   and Chief Executive Officer



August 15, 1996                    Fred Michini
Date                               Fred Michini
                                   Chief Financial Officer