Form 10-Q/A
period 1996-06-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1996-10-02
CIK 799197

INTERACTIVE GAMING & COMMUNICATIONS CORP.
                      595 Skippack Pike - Suite 100
                      Blue Bell, PA 19422


                                                October 2, 1996


Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q Amendment, in accordance with your letter request on September 25, 1996.


Sincerely,

INTERACTIVE GAMING & COMMUNICATIONS CORP.

Fred Michini

Fred Michini, CFO