Form 10-Q
period 1996-09-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1996-11-08
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

Commission file Number     33-7764-C

       INTERACTIVE GAMING & COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter.)

    Delaware                          23-2838676
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

595 Skippack Pike, Suite 300, Blue Bell, PA    19422
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

Yes [X]  No [ ]

	As of October 28, 1996, there were 11,572,040 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

               CONSOLIDATED BALANCE SHEET
       FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
            AND YEAR ENDED DECEMBER 31, 1995
		                                    1996 		            1995
	                                	         (UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents		      182,013   	        667,766
    Restricted cash		                200,000         		 200,000
    Accounts receivable, net
     of allowance for doubtful
     accounts of $ 503,931 in
     1996 and $348,794 in 1995		     503,931 	        	 348,794
    Loan receivable		                 55,758          		 49,000
    Other		                           10,300 		          10,300

         Total current assets	     	 952,002 	      	 1,275,860

PROPERTY, EQUIPMENT, AND
LEASEHOLD IMPROVEMENTS, Net	         278,771         		 205,391

LOAN RECEIVABLE, INTERSPHERE		       274,824 		         138,788

INTANGIBLE ASSETS:
    Systems development costs   		 1,563,217 	        	 233,641
    Gaming licenses, net of
     accumulated amortization
             	                     	 46,417           		 60,000

         Total intangible assets	 1,609,634 		          293,641

OTHER ASSETS		                       34,458 	         	  18,206

                      Total		     3,149,688	 	       $1,931,886



           LIABILITIES AND STOCKHOLDERS' EQUITY
	CURRENT LIABILITIES:
    Customers' credit balances         	  	   952,248 		        $  877,624
    Customers' security deposits		            263,525              156,500
    Accounts payable and accrued expenses  		 259,101 	          	 393,836
    Note payable  		                          400,000 	          	 200,000
    Shareholders' loans payable		              - 	                	 -

                Total current liabilities		 1,874,874 	        	 1,627,960

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value,
     25,000,000 shares authorized,
     11,572,040 issued and outstanding		       11,572 	           	 10,942
    Additional paid-in capital		            1,594,570           		 335,252
    Retained Earnings		                      (331,328)          		 (42,268)

               Total stockholders' equity   1,274,814 	          	 303,926

                    Total	                	 3,149,688        		 $1,931,886


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

           CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE PERIODS ENDED SEPTEMBER 30, 1996  AND 1995
		                    THREE MONTHS ENDED 		           SIX MONTHS ENDED
		                     1996 		   1995 		               1996   		 1995
		                       (UNAUDITED) 	               			 (UNAUDITED)
                  __________________________       ________________________
REVENUES:
    Net win	          $  589,490    $  543,760 	  $2,064,325  	$ 1,089,379
    Membership fees        1,575 	       8,585 	      11,675 	    	 9,635
    Other               		 2,397 	       	 148 	    	 17,958     		 2,130

      Total revenues    	593,462      	552,493     2,093,958 	  1,101,144

EXPENSES:
    Salaries		           184,504      	100,386      	460,830    	 352,622
    Officers' salaries	   42,653 	      28,846      	159,228     	125,951
    Telephone		          151,301       	72,737 	   	 325,990      240,113
    Legal and
     professional        	93,632       	56,913    		 290,393     	164,488
    Advertising		         92,971       	73,610 	   	 343,403     	168,761
    Provision for
     doubtful accounts	   79,884 	         - 	     	 155,137
    Travel and related
     expenses		           47,314       	67,128 	   	 137,769     	148,134
    Rent		                82,870       	31,511 	   	 190,376     	135,221
    Office 		             44,909       	12,489     	 105,486      	44,807
    Depreciation and
     Amortization	        75,030      	 12,438      	111,162    		 35,556
    Repairs and
     maintenance          	6,936     		 16,941 	    	 16,848      	20,338
    Services and other
     fees		                1,500         	2,394      	11,447     	 35,840
    Relocating expense    28,268           -          28,268         -
    Insurance expense      9,422           -           9,422         -
    Bank Charges          15,386           -          15,386         -
    Interest	            	 7,373 	         -       			14,129 		      -
    Other 	            	 (34,348)        	5,868 	    	 7,723      	19,102

      Total expenses    	929,625       	481,261   	2,383,018   	1,490,933

Net income (loss)      $(336,163)       $71,232   $ (289,060)   $(389,789)

Net income (loss)
 per common share     	$   (0.03)		    $   0.01	  $    (0.02) 		 $  (0.04)

Weighted average
 common shares
 outstanding		         11,572,040 	   10,379,066 	 11,572,040 	 10,379,066


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED September 30, 1996 AND 1995
		                                         JUNE            		 JUNE
		                                         1996            		 1995
	                                              (UNAUDITED)
                                         __________         __________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)		                   $ (289,060) 		       $(389,789)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and Amortization        111,162 		           35,556
      Provision for doubtful accounts	     155,137 		            -
      (Increase) decrease in assets:
        Accounts receivable       	       (310,274)           (105,526)
        Prepaid expenses				                                   (10,000)
      Increase (decrease) in
       liabilities:
        Customers' credit balances          74,624		           394,202
        Customers' security deposits	      107,025 		           68,500
        Accounts payable and accrued
          expenses	 	                     (134,734)	            	1,383

          Net cash used in operating
                        activities        (286,120)	          	 (5,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, equipment,
    and	leasehold improvements	          	(125,959)	  	         14,756
    Purchase of Gaming License             (45,000)                -
    Increase in loans receivable	         (142,794) 	         (115,264)
    Increase in security deposits         	(16,252)
    Refunded security deposits				                               2,100
    Capitalization of systems
     development costs		                (1,329,576) 	            	 -

       Net cash used in investing
                        activities      (1,659,581)	        	 (98,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable  	           200,000  			            -
   Repayment of note payable                                  (15,000)
   Proceeds from issuance of common
   stock				                             1,259,948                 -

     Net cash provided by (used in)
      financing activities		             1,459,948		          (15,000)

NET DECREASE IN CASH                  	   (485,753)	       	 (119,082)

CASH, BEGINNING                           	667,766         		 450,793

CASH, ENDING                            	$ 182,013 		        $331,711


See Accompanying Notes to Financial Statements

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996


Note 1. BASIS OF PRESENTATION, REGULATION AND CERTAIN
SIGNIFICANT RISKS AND UNCERTAINTIES:

	The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated balance sheet for the period ended September 30, 1996 and the related consolidated statement of operations and statement of cash flows reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

The Company's business activities, operations and net income or loss are derived solely from its subsidiaries Sports
International, Ltd. (Antigua) and Sports International, Ltd.
(Grenada).

The Company's business is conducted through its wholly owned subsidiaries which are legally organized in both Antigua and Grenada and licensed by both the Antiguan and Grenadan governments to conduct its business. The subsidiaries' business activities emanating from outside Antigua and Grenada (customers' wagers) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. To date, the Company has conducted its business without any interference from the aforementioned regulatory bodies. There are no assurances that this will continue.

Managements plans in connection with these matters are to continue to refine its operations, expand sources of revenues, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, a secondary offering, joint venturing and sharing of development costs, or other resources.

Note 2. RECLASSIFICATION:

Certain amounts for revenue in the 1995 financial statements have been reclassified to conform with the current year presentation. The amounts reclassified resulted in a decrease in net wins amounting to $307,516 and $451,141 for the three and nine month periods ended September 30, 1995, respectively.

Certain expenses which were reflected in the previous quarter and year to date "Other" category were reclassified from the "Other" category line item and given separate classification. Accordingly, the quarterly results for the "Other" category reflect a credit of $34,348. The expenses that were reclassified from this category and the amounts are as follows:

	Bank Charges			    $ 8,201
	Insurance					 4,644
	Legal and Professional		15,000
	Rent						 8,000

			Total		    $35,845

The balance, $1,497, represents miscellaneous immaterial amounts classified as "Other" for the third quarter.

Note 3.	PRIOR PERIOD ADJUSTMENT:

In 1993, the Company capitalized certain organization costs which totaled $374,667 during its development stage and prior to the commencement of operations of Sports International, Ltd. ( Antigua). In 1995, the Company determined that these costs should have been expensed, in accordance with generally accepted accounting principles. The prior period adjustment to properly reflect such costs as expenses of development stage, resulted in an increase in net income of $18,375 and $55,725 for the three and nine month periods ended September 30, 1995, respectively

Note 4.   PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS:

Property, equipment and leasehold improvements consist of the following at September 30, 1996 and December 31, 1995:

						1996	  1995

 		Furniture, fixtures and  equipment  $383,876	 $270,777

 		Leasehold improvements	           	   25,167	   12,307
                                       ________  ________
                                						  409,043   283,084

      Less accumulated depreciation     130,272	   77,693
Total                                  $278,771   205,391


Note 5.   LOAN RECEIVABLE, INTERSPHERE:

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

Note 6.   SYSTEM DEVELOPMENT COSTS:

The Company has engaged the services of major software developers to produce and market a Virtual Casino. That is, at completion, its customers will have the opportunity to play classic casino games on their personal computers, such as blackjack, craps, roulette, baccarat and slot machine games, on the Internet World Wide Web, with the Company managing the wagering.

Costs incurred subsequent to the establishment of technology feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,563,217 and $233,641 at September 30, 1996 and December 31, 1995. At June 30, 1996, the project is on-going.
Accordingly no amortization expense has been recognized.

Note 7. GAMING LICENSES:

The Company holds three gaming licenses to do business in Antigua, Dominican Republic and Grenada. During this quarter, the Company moved its sportsbook wagering activity to Grenada.
The licenses are being amortized over their useful lives which is generally one year.

Note 8.  NOTE PAYABLE:

On July, 18, 1996, the Company issued a promissory note payable to a financial institution in the amount of $200,000. The note is collateralized by the property and assets of the Company together with 1,000,000 shares of the Company's common stock owned by the Company's President and Chief Executive Officer. The note bears interest at 1 1/2% above the national prime as is published from time to time in the Wall Street Journal.

Note 9. 	INCOME TAXES:

The Company derives all its revenue from its wholly owned subsidiaries, Sports International, Ltd. (Antigua) and Sports International, Ltd. (Grenada). The governments of Antigua and Grenada do not presently impose income taxes on the Company. Accordingly, no provision for income taxes has been reflected in the financial statements.

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
              (FORMERLY, SPORTS INTERNATIONAL, LTD.)

               MANAGEMENTS DISCUSSION and ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                         September 30, 1996

General

	The proliferation of gambling continues throughout the United States and international jurisdictions. What was not socially acceptable sixty years ago is now considered entertainment, a leisure time activity, and is embraced by legislators for the easy-to-collect tax dollar. Gaming has expanded from land-based casinos to riverboat casinos, from lotteries to simulcast telephone betting on national horse racing, from charity bingo and "Nevada Nights" to Indian Reservation casinos, and from the paper slip of the bookmaker to a telephone call to either Antigua or Grenada.

During this quarter the Company relocated its sports wagering activities to the Country of Grenada. The Company acquired an exclusive master gaming license from Grenada which allows the Company to conduct its gaming business and sell or franchise sub licenses to other qualified parties.

The natural progression for the excitement of casino gambling and telephone sports wagering has led personal computer users to gaming on the Internet. A recent survey found that more than $550.3 billion was wagered on all forms of legal games in the United States.

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

Currently, the Wiseguy Sports Wagering System can be accessed at the corporate World Wide Web site located in Grenada:

http://www.gamblenet.com.

As of September 30, 1996, the WiseGuy System had more than three thousand registered people participating in a weekly contest. This beta test generated nearly $11 million in handle, but the weekly contest did not involve actual wagers. Actual wagers will be accepted on line during the fourth quarter.

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

Liquidity and Capital Resources

The Company has entered into an agreement with J&S Limited Partnership, an affiliate of Cambridge Technology Enterprises, for both platform and software development involving slot machines and a blackjack program designed to reach the Internet sometime in the Fall of 1996. The total project cost of $750,000 was funded by issuing 375,000 restricted shares under Rule 144. In addition, the developer received the right to purchase another 100,000 shares at $1 per share subject to certain events.

The Company has also reached an agreement with Daleen Technologies, Inc. for the completion of customized gaming software. The total cost for this software will approximate $708,000 of which approximately $200,000 has been funded to date and the balance funded by issuing 254,474 restricted shares under Rule 144.

The Company has a number of proposals out to competitors that have approached the Company for both licensing and sub-licensing of the Virtual Casino software and the existing WiseGuy Sports-book software program currently in use.

Results of Operations

1996 versus 1995

For the quarter ended September 30, 1996 and 1995, customer wagers totalled $13,169,154 in 1996 as compared to $10,648,104 in 1995. Customer wagers increased in 1996 by $2,521,050 or 24% as compared to 1995. Revenues increased by $40,969 or 7% in 1996 from $552,493 in 1995 to $593,462. The net hold decreased from 5.2% of wagers in 1995 to 4.5% in 1996. The resulting increase in revenues was attributable to more efficient management procedures and increased customer base. However, the decrease in the net hold percentage was experienced overall in the sports wagering marketplace due to events beyond the control of the bookmaker. The Company does anticipate that the fourth quarter will be more in line with the nine month average of 5.5% analyzed below.
The Company experienced a net loss of $336,163 for the third quarter 1996 compared to a net income of $71,232 for the third quarter 1995. This loss is directly attributable to several events and accounting procedures that were not necessarily consistent with 1995. The primary event contributing to this loss was the move from Antigua to Grenada. In addition to incurring relocating expenses amounting to $28,268, the Company lost approximately
$1 Million in gross handle during the week the move occurred. Furthermore, the Company purchased its exclusive master gaming license in Grenada for $40,000, additional computer equipment for $25,000, and leasehold improvements of approximately $13,000. Although these costs amounting to nearly $78,000 were capitalized, depreciated and amortized, the effect on cash flow significantly hindered a profitable quarter. In accordance with anticipating doubtful accounts, the Company provided an allowance for doubtful accounts for the quarter and nine months ended September 30, 1996 amounting to $79,884 in 1996 whereas no such provision was made for the same periods in 1995.

For the nine month periods ended September 30, 1996 and 1995, customer wagers totaled $38,052,635 in 1996 as compared to $33,138,261 in 1995, an increase of 15%. Revenues from net wins increased by $974,946 in 1996 or 89% from $1,089,379 in 1995 to $2,064,325 in 1996. The net hold from customer wagers increased from 3.3% in 1995 to 5.5% in 1996. Once again, this resulting increase is due to the Company's enhanced management team and performance driven results and a wider variety of wagering.

PART II. OTHER INFORMATION

Item 5.	Other Information.

(a) The Company executed an agreement with J&S Limited Partnership, an affiliate of Cambridge Technology Enterprises, to issue and sell 375,000 shares of the previously authorized and unissued Common Stock of the Company for $750,000 together with a warrant to purchase, on or before June 30, 2006, an additional 100,000 shares of Common Stock for $1,000 at an exercise price subject to certain events. The Company in turn agreed to pay Cambridge Advanced Technology Laboratories Corporation (Catlabs) $750,000 and an amount equal to 50% of the net revenue derived from operation of an electronic Global Casino for which Catlabs will develop technology and products for use on the Internet.

(b)  The Company executed an agreement with Daleen Technologies, Inc. to issue
254,474 shares of the previously authorized and      unissued Common Stock of
the Company for a credit of $508,948 toward the development and finalization of a proprietary software licensing agreement for products to be utilized for the operation of an electronic Global Casino on the Internet. The total cost for this licensing agreement will approximate $708,000 of which $200,000 was paid in cash.

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




                        INTERACTIVE GAMING & COMMUNICATION CORP.
			  (FORMERLY, SPORTS INTERNATIONAL, LTD.)



November 8, 1996                    Michael F. Simone
Date                               Michael F. Simone
                                   President
                                   and Chief Executive Officer



November 8, 1996                    Fred Michini
Date                               Fred Michini
                                   Chief Financial Officer