Form 10-K
period 1996-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1997-03-31
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended        December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001/par value per share
(Title of class)

	Indicate  by check mark whether the registrant
(1) has filed all reports required to be filed by section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

	As of March 14, 1997, there were 13,672,040 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $7,449,182 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on March 14, 1997.

TABLE OF CONTENTS

                                                                    Page
Part I

1. Business                                                          1
2. Properties                                                        4
3. Legal Proceedings                                                 5
4. Submission of Matters to a Vote of Securities Holders             5

Part II

5. Market Price for Registrants Common Equity and Related
   Stockholder Matters                                               6
6. Selected Financial Data                                           8
7.Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               11
8. Financial Statements and Supplementary Data                      13
9, Changes in and Disagreement with Accountants on
   Accounting and Financial Disclosure                              34

Part III

10. Directors and Executive Officers of the Registrant              34
11. Executive Compensation                                          37
12. Security Ownership of Certain Beneficial Owners
    and Management                                                  38
13. Certain Relationships and Related Transactions                  39

Part IV

14. Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K                                                        40

    Exhibit 27, Financial Data Schedule (For electronic Filing
    Purposes Only)                                                  41

    Signatures                                                      42

PART I

ITEM I.  BUSINESS

General

History and Organization

Interactive Gaming & Communications Corp. (formerly, Sports International, Ltd.) (the "Company") was incorporated in the state of Delaware in June 1986 under the name of "Entertainment Tonight Video Express Ltd." to develop a market for the home delivery of video cassette rentals, which effort was abandoned in November 1987. From December 1987 until August 1994, the Company did not conduct any operations, transactions or business activities. In August 1994, the Company began negotiations to acquire Sports International, Ltd. (Antigua) and its business from the stockholders of Sports International, Ltd. (Antigua), and successfully closed the transaction in October 1994, in accordance with its Plan of Reorganization.

Plan of Reorganization

At the Special Meeting of Shareholders held on September 9, 1994, the shareholders of the Company approved a Plan of Reorganization which required; (1) the reverse split of one (1) for four (4) shares of the common stock of the Company; (2) the acquisition of Sports International, Ltd. (Antigua) by the exchange of Stock and Notes; (3) the election of former officers and directors of Sports International, Ltd. (Antigua) to the Board of Directors of the Company, and (4) the amendment of the Company's Certificate of Incorporation changing the Company's name from Entertainment Tonight Video Express Ltd.
to Sports International, Ltd. Effective March 27, 1996, the Company changed its name to Interactive Gaming & Communications Corp. to reflect its expanding operations.

Acquisition -  Exchange of Stock and Notes

The acquisition of all of the capital stock of Sports International, Ltd. (Antigua) was completed on October 20, 1994 by the issuance of 4,500,000 common shares (post split) and an aggregate of $4,000,000 of the Company's Convertible Notes (the "Notes") to shareholders of Sports International, Ltd. (Antigua).

The Notes were scheduled to mature on December 31, 1996, together with interest at the prevailing prime rate, accrued quarterly, and were convertible into common stock at the rate of one share for each $1.00 of outstanding principal amount and accrued interest. All the shares issued to the Sports International, Ltd. (Antigua) stockholders and the shares issuable upon conversion of the Notes, together with accrued interest, are "restricted" shares, as such term is used in Rule 144, promulgated under the Securities Act of 1933, as amended.

These Notes were converted into 4,000,000 shares of common stock effective December 31, 1994 and the interest thereon was waived in connection with the conversion.

Nature of Operations

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC) Market Bulletin Board under the trading symbol "SBET". The Company is comprised of three subsidiaries and two divisions. The Gaming and Licensing Division includes Sports International, Ltd. (Grenada) ("Sports"), formerly Sports International, Ltd. (Antigua), and Global Gaming Corp. (Grenada) ("Global"). The Advertising/Software Division includes Intersphere Communications, Ltd. (Grenada) ("Intersphere"). A fourth subsidiary was formed in January 1997, Global Casinos, Ltd. (Grenada) ("Casinos"), and will be a member of the Gaming and Licensing Division in 1997. Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

Sports operates the world's first international Internet sports book. Sports betting enthusiasts, once they have established an account, can place a wager on just about any sporting event over the phone or the Internet via a personal computer. Wagers are accepted on all major sporting events in the U.S. and Europe. Sports operates its business under a gaming license issued and authorized by the government of Grenada. Sports is the principle source of revenue for the Company, generally accounting for 95% and 100% of the Company's net revenues for the years ended December 31, 1996 and 1995, respectively.

Global is the exclusive principal international gaming license holder in the country of Grenada, West Indies. Through this exclusive licensing agreement with the government of Grenada, Global has the right to operate and issue sub licenses to qualified gaming companies for operating international casinos or sports books via the Internet or other telecommunications. Revenues are derived from annual licensing fees and a percentage of the sub licensees' net revenues.

Intersphere is a software development, marketing and communications company specializing in the Internet market. Intersphere developed the WiseGuy Sports Wagering (Wise Guy) system, the first sports wagering system that allows casino sports books to take a wager from a customer over the Internet. The WiseGuy system was in development for over a year and is now in use by Sports. Intersphere's revenues are derived from Web Page Development and Design, traditional advertising, licensing of the Wise Guy system and the development of other related software products.

The Company's newest subsidiary, Casinos, operates the world's first Internet Casino and Sports book. Casinos, in conjunction with its joint venture partner, has developed proprietary casino gaming and sports wagering software for use by customers over the Internet.

Industry Segments

The gaming industry is comprised of five separate service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling; (3) lotteries;
(4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) sports book.

Currently, the Company operates primarily in the sports book segment and secondarily in horse racing. In 1997, the Company will also operate in the casino segment via the Internet.

Marketing

The Company's Gaming and Licensing Division primarily advertises its services during peak periods of sporting events (September through April) in gambling related magazines and newspapers, and will continue this method of advertising in the future. Recently, the Company commenced advertising its wagering services on the Internet. Initial responses have been good and the Company plans to continue the advertising on a year round basis.

Government Regulation

The business of the Company's Gaming and Licensing Division is conducted through its wholly owned subsidiaries which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The subsidiaries' business activities emanating from outside Grenada (customers' wagers and licensing) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. In this regard, Item 3, Legal Proceedings, is hereby incorporated by reference and there are no assurances that the outcome of these proceedings will materially effect the manner in which the subsidiaries conduct its business in the future. The Company's legal position, after extensive advice of counsel, is that its gaming and gambling operations, conducted in Grenada, are not subject to regulation by the United States or its constituent states or commonwealths therein.

Future Developments

In March 1997, the Company launched its live Internet Casino via its Casino subsidiary. The first entertainment offered to its customers was a slot machine tournament. The Company plans to introduce more live games in the second quarter of 1997.

The Company also has plans to eventually develop an interactive gaming system for the Internet World Wide Web.

Employees

As of March 21, 1997, the Company had 32 full-time employees:
3 software engineers; 3 graphic designers; 14 computer operators engaged in accepting and processing wagers; 6 marketing personnel; 1 HTML writer; and 5 employees engaged in service support. The Company also utilizes full-time and part-time consultants on an as-needed basis. None of the company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

Backlog

The nature of the Company's business does not involve any backlog.

Insurance

The Company maintains general liability and workers' compensation insurance, which covers injury to employees.
During 1996, the Company implemented a medical insurance plan for its officers and employees.

Competition

Many segments of the gaming industry are characterized by intense competition, with a large number of companies and syndicates offering the same wagering or seeking to develop sports wagering. All of these entities in most instances have vastly greater resources than the Company. The Company believes that with telephone betting, a certain trust must be established between the bettor and the Company, and the personnel who accept, process and manage the bet. Funds must be deposited by the bettor in advance and/or left on deposit, which funds are not readily available to the bettor in case of an emergency or change of plans.



ITEM 2. PROPERTIES

To conduct the business of its Gaming and Licensing Division, its subsidiaries presently lease and occupy approximately
5,500 square feet in St. George's, Grenada for its office and living quarters for non-Grenadan employees. The leases are for a maximum of three years and, in some cases, on a month-to-month basis. The leases expire on various dates through August 1997. The leases provide for current annualized rent of approximately $70,000.

Commencing January 1, 1996, the Company entered into a three year lease for its corporate headquarters and the Advertising/Software Division in Blue Bell, Pennsylvania. The lease provides for current annualized rent of approximately
$72,000.

ITEM 3.  LEGAL PROCEEDINGS

On February 18, 1997, a search warrant ( the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being
conducted from its premises in Pennsylvania.   Based on the
advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there.
Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the U.S. criminal laws relating to gaming activities. The Company, through counsel, while co-operating fully with the officials of the United States, intends to move to quash the Warrant and subsequent subpoena in the United States District Court on the grounds that jurisdiction is lacking. Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with the Warrant and subpoena, no assurance can be given that management's beliefs as to the criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during year ended December 31, 1996.

PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

After the Company completed a Plan of Reorganization, its Common Stock resumed trading on the National Association of Securities Dealers Automated Over the Counter Market (OTC) Bulletin Board on December 19, 1994, under the trading symbol "SBET". The following table sets forth high and low closing sales prices for the Company's Common Stock, as reported on the Bulletin Board, since trading resumed.

                   	    1996           	1995           	1994
                    	High   	Low   	High   	Low    	High   	Low

First Quarter     	1 3/16   	5/8   	5 1/4	  3/4    	N/A    	N/A
Second Quarter    	3 3/16	   5/8   	3      	3/4    	N/A    	N/A
Third Quarter     	2 5/8  	1 1/2   	2      	7/8    	N/A	    N/A
Fourth Quarter    	2        	7/8   	2 1/8 	 3/4    	3 1/2  	2

On March 14, 1997, the last reported sales price for the Common Stock was $1.4375.

On March 14, 1997, the Company had approximately 500 shareholders.

Dilution and Absence of Dividends

The Company has not paid any cash dividends on its common stock in the past and does not anticipate paying any such cash dividends in the foreseeable future. Earnings, if any, will be retained to finance future growth. The Company may issue shares of its common stock in private and/or public offerings to obtain financing, capital, or to acquire other businesses that can improve the performance and growth of the Company. Issuance/sales of substantial amounts of common stock could adversely affect prevailing market prices in the Common Stock of the Company.

Description of the Company's Securities

Common Stock

The authorized capital stock of the Company consists of 25,000,000 shares, $.001 par value ("Common Stock"), of which 13,672,040 shares are issued and outstanding as at March 14, 1997.

Approximately 11,789,849 shares of Common Stock issued in connection with the reverse merger acquisition, conversion of Notes, and for certain services and the gaming license are "restricted" shares, as such term is used in Rule 144 of the Securities Act of 1993, as amended.

The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors and, in the event of the liquidation by the Company, to receive prorata all assets remaining after payment of debts and expenses. Holders of the Common Stock do not have any pre-emptive or other right to subscribe for or purchase additional shares of capital stock. All the outstanding shares of Common Stock are fully paid and non-assessable.

Sale of Unregistered Common Stock and Common Stock Warrants

Effective June 26, 1996, the Company entered into a stock and warrant purchase agreement with a software developer and issued 375,000 shares of restricted common stock for $750,001 and a common stock purchase warrant for $1,000. The common stock purchase warrant is for 100,000 shares at a purchase price of $1.00 per share and expires on June 30, 2001. The Company's private offering represented 3.3% of the outstanding common stock at June 26, 1996.

On October 11, 1996, the Company issued 254,474 shares of restricted common stock in settlement of accounts payable of $508,947 incurred in the development of the "Virtual Casino" software.

On November 4, 1996, the Company acquired all the outstanding common stock of Intersphere for 1,000,000 restricted shares of previously unissued common stock of the Company. Intersphere developed an exclusive proprietary product known as the WiseGuy Sports Wagering System. Intersphere's revenue is derived from software licensing fees related to its proprietary product, as well as from advertising, marketing and web page design services primarily to Internet based accounts.

On November 4, 1996, the Company also acquired all the outstanding common stock of Global for 1,100,000 restricted shares of previously unissued common stock of the Company. Global owns the exclusive principal master license to conduct gambling operations from the Country of Grenada. The exclusive gambling license is for two six-year terms and allows Global to sell up to four sub-licenses to qualified applicants.

Preferred Stock

In May 1995, the shareholders approved an amendment of the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December 31, 1996, no preferred stock of the Company had been issued.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented on the following table for, and as of the end of, each of the years or periods ended for the four year period ended December 31, 1996, are derived from the financial statements of the Company. For the period to June 30, 1993, the Company was inactive as Entertainment Tonight Video Express Ltd. The financial statement for the period ended December 31, 1993 is unaudited. The financial statements for the year ended December 31, 1994, have been audited by Daniel L. Lieberman, independent Certified Public Accountant. The financial statements for the years ended December 31, 1996 and 1995 have been audited by Parente, Randolph, Orlando, Carey & Associates. The 1995, 1994, and 1993 Selected Financial Data includes solely the operations of Sports International, Ltd. (Antigua). The 1996 Selected Financial Data includes the consolidated reporting of all the Company's subsidiaries included by reference herein.

The selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                              							                  	Enter-
							                                                              	tainment
							                                                               	Tonight
							                                                                 	Video
							                                                          	Express Ltd.
							                                                          	July 1, 1987
							                                                                   	to
							                                                              	June 30,
                     1996       		1995	       	1994	       	1993	    	1993 (2)
                      (3)                			           (Unaudited)	(Unaudited)

Income Statement
Data:

Gross handle	    $58,482,731  	$47,817,172  	$48,182,264	  $31,261,745   	$  -

Less customer
    win	          55,730,479	   45,237,227	   45,478,223	   30,888,933      	-

Net win           	2,752,252    	2,579,945   	 2,704,041	      372,812	      -

Other revenues      	146,243	       47,341       	28,963         	-         	-

Net win and
 other revenues   	2,898,495    	2,627,286    	2,733,004      	372,812      	-

Expenses          	3,594,415    	2,417,588    	2,433,536      	921,401	      -

Net (loss) income	$ (695,920)	$    209,698	 $    299,468 	$   (548,589)	$    -

(Loss) earnings
per common
share             $(0.06)     $0.02             $0.03         $(0.05)	  $    -

Weighted average
common shares
outstanding    	 11,512,656 	10,404,110  	10,379,066 	10,379,066   	6,715,913
                                                                  					(1)

                                                                								Enter-
							                                                              	tainment
							                                                               	Tonight
							                                                                 	Video
							                                                          	Express Ltd.
						                                                          		July 1, 1987
							                                                                    	to
							                                                              	June 30,
                       1996	         	1995	     	1994	    	1993     		1993 (2)
                        (3)     			                    (Unaudited)	(Unaudited)


Balance Sheet Data:
Working capital
(deficit)          	$(1,348,972)	$  (352,100)	$(146,848)	$(228,953)    	$   -

Total assets       	$ 4,008,364 	$ 1,931,886 	$ 804,038 	$ 317,198     	$   -

Deficit	            $  (738,188)	$   (42,268)	$(251,966)	$(551,434) $(894,208)
					(2)
Stockholders'
equity (deficit)   	$1,909,301  	$  303,926  	$  51,713 	$(249,755)    	$   -

(1)	Before one (1) for four (4) reverse split.

(2)	Entertainment Tonight Video Express Ltd. ceased all
operations in the beginning of fiscal year 1988. The Company elected to eliminate, after June 30, 1993, capital in excess of par value totalling $894,208 against accumulated deficit totalling $894,208 for the periods ended through June 30, 1994.

(3) 	See Note 14 to the consolidated financial statements of
Item 8 of this Form 10-K for 1996 acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 versus 1995


Gross handle and other revenues increased by $10,665,559, or 22.5%, from $47,817,172 in 1995 to $58,482,731 in 1996. Net win and other revenues increased by $271,209, or 10.3%, from $2,627,286 in 1995 to $2,898,495 in 1996. The Company's domestic presence in the U.S. together with its move to Grenada from Antigua and other related costs that flowed through to the Consolidated Statement of Operations attributed to the increase of expenses by $1,176,827, or 48.7%, from $2,417,588 in 1995 to $3,594,415 in 1996. The dramatic increase in such expenses as Legal and Professional, Salaries and Telephone were directly related to the acquisitions of our subsidiaries and the increased personnel that go along with these acquired businesses.

1995 versus 1994

Customer wagers totalled $47,817,172 in 1995 as compared to $48,182,264 in 1994. Net win and other revenues decreased by $105,718 in 1995 or 4% from $2,733,004 in 1994 to $2,627,286 in 1995. The resulting decrease in revenues was attributable to the interruption in business suffered by the Company and
others during Hurricane Luis in September 1995.   In order to
provide for such a natural catastrophe in the future, the Company had established a second location in the Caribbean that was used to back-up all wagering emanating over the telephone. Despite incurring costs to repair the damage incurred by Hurricane Luis and establishing a second site, the Company was successful in reducing its expenses by $15,948 in 1995 from $2,433,536 in 1994 to $2,417,588 in 1995. In addition, both the President and Vice President of the Company voluntarily reduced and forgave approximately $74,000 of their salaries in 1995.

Liquidity and Capital Resources

The Company continued its growth trend of doubling its asset base from $804,038 in 1994 to $1,931,886 in 1995 to $4,008,364 in 1996. The Company's growth was achieved through the subsidiary acquisitions described above. There are no significant plans or demands for any further capital expenditures within the next year.

The anticipated revenues from Global, Casinos and Intersphere together with the cost reduction measures described in the Prospective Outlook discussion which follows will remedy the working capital deficit of $1,348,972 in 1996 as compared to $352,100 in 1995 and $146,848 in 1994.

If our outlook for greater revenues and reduced expenditures does not meet our goals, then the Company will seek joint venture partners or private placement funding to obtain capital to meet current working capital demands. The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1996 with its strategic alliances to develop new proprietary products. However, there are no assurances that management's future actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

Government Regulation - Effect on Financing

The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or federal government regulators. The uncertainty of how the U.S. and other world governments will look upon gambling on the Internet may deter major financial and/or investment companies from participating in any capital venture with the Company. In this regard, on February 19, 1997, the Company was served with a warrant to produce all records involving gambling activities emanating from the U.S. The Company has co-operated with the U.S. Attorney's office in Philadelphia in providing such records. However, the Company has initiated legal action on its own behalf to defend its position on Internet and off shore wagering.

Inflation

Inflation has not had a significant impact on the Company's comparative results of operations.

Prospective Outlook

Certain matters discussed in this section contain forward-looking statements, including without limitation, statements containing the Company's future revenue and earnings.
These forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those projected.

The Company estimates that its investments in 1996 will significantly increase its revenues and earnings. The investment in Global will enable its subsidiary to sell four gaming sub licenses annually for two six year periods. Management estimates that these revenues together with royalties at 1% of licensees' net win will be approximately $500,000 per year. In addition,

Global has been granted by the Government of Grenada an exclusive duty free concession which will enable it to purchase equipment for sale to its licensees. Management estimates that the Company will earn an additional $25,000 per licensee as a result of this duty free concession.

The investment in Intersphere should provide an additional $100,000 per year in licensing and royalty revenues. Prior to 1996, Intersphere devoted approximately 90% of its time on the development of the proprietary WiseGuy system. Management estimates that in the future, this product should consume only 25% of Intersphere's available productive resources. Accordingly, Intersphere will sell more of its time and design services to unrelated businesses thereby increasing its revenues by about $250,000 per year.

Management also anticipates that the Company's revenues from Casinos and its Internet activity will produce an additional
$500,000 of annual net win after splitting revenues with its joint venture partner.

A major expense to the business is the cost of international telephone and wire services. Last year Sports incurred in excess of $520,000 for such services. The Company has committed to an investment of $85,000 for a commercial telephone switch and fixed cost leased lines which management estimates will generate savings in excess of $300,000 per year into the future.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

	                                                             	Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                                                14

CONSOLIDATED FINANCIAL STATEMENTS:
    Balance Sheet                                              	15
    Statement of Operations                                    	16
    Statement of Stockholders' Equity                          	17
    Statement of Cash Flows                                 	18 - 19
    Notes to Financial Statements                           	20 - 31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE	                                   32

SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNTS               	33

Financial Statement schedules not included in this Form 10-K have been omitted because they are not applicable or are the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Interactive Gaming & Communications Corp.
Blue Bell, Pennsylvania:

	We have audited the accompanying consolidated balance sheets of Interactive Gaming & Communications Corp. at December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Sports International, Ltd. as of December 31, 1994, were audited by another auditor, who has ceased operations, and whose report dated April 4, 1995 expressed an unqualified opinion on those statements.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Gaming & Communications Corp. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES



Plymouth Meeting, Pennsylvania
March 17, 1997

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

               CONSOLIDATED BALANCE SHEET
               DECEMBER 31, 1995 AND 1996
		                                     1996 		            1995

ASSETS

CURRENT ASSETS:
    Cash and cash equivalents		      208,020   	        667,766
    Restricted cash		                200,000         		 200,000
    Accounts receivable, net
     of allowance for doubtful
     accounts of $ 61,802 in
     1996 and $348,794 in 1995		     274,108 	        	 348,794
    Loan receivable		                 56,994          		 49,000
    Other		                           10,969 		          10,300

         Total current assets	     	 750,091 	      	 1,275,860

PROPERTY, EQUIPMENT, AND
LEASEHOLD IMPROVEMENTS, Net	         401,436         		 205,391

LOAN RECEIVABLE, INTERSPHERE		          - 		            138,788

INTANGIBLE ASSETS:
    Systems development costs   		 1,652,149 	        	 233,641
    Gaming and software sub-
     licenses                      1,150,804                -
    Gaming licenses, net of
     amortization of $20,000
     in 1996                        	 25,000          		 60,000

         Total intangible assets	  2,827,953 		         293,641

OTHER ASSETS		                        28,884 	        	  18,206

                      Total		      4,008,364	 	      $1,931,886



           LIABILITIES AND STOCKHOLDERS' EQUITY
	CURRENT LIABILITIES:
    Notes payable  		                      $ 400,000 	       	 $ 200,000
    Customers' credit balances         	   1,114,698 		          877,624
    Customers' security deposits		           146,051             156,500
    Accounts payable and accrued expenses  	 438,314 	         	 393,836

                Total current liabilities	 2,099,063 	       	 1,627,960

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value,
     25,000,000 shares authorized,
     13,672,040 issued and 10,942,566
     shares issued and outstanding in
     1996 and 1995 respectively	      	       11,572 	          	 10,942
    Additional paid-in capital		           2,633,817          		 335,252
    Deficit		                               (738,188)         		 (42,268)

               Total stockholders' equity  1,909,301 	         	 303,926

                    Total	               	 4,008,364       		 $1,931,886


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

           CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

		                                1996 	    	   1995          	1994
                                  ___________________________________
GROSS HANDLE	                	$58,482,731  		$47,817,172  		$48,182,264

LESS CUSTOMER WIN	           	 55,730,479		   45,237,227		   45,478,223

NET WIN	                      		2,752,252    		2,579,945	    	2,704,041

OTHER REVENUES:
    Licensing fees, net	        $  70,000           -	           	-
    Membership fees                11,675 	       25,160 	       24,175
    Other                          64,568	       	22,181	        	4,788

      Total other revenues     	2,898,495	     2,627,286    		2,733,004

EXPENSES:
    Salaries		                    875,285      		468,372      		668,469
    Telephone		                   520,311      		378,497	      	479,647
    Legal and
     professional                 414,905	      	277,096      		283,588
    Advertising		                 353,431      		276,027      		154,138
    Provision for
     doubtful accounts       	    286,992      		246,649	       	84,104
    Rent		                        238,799      		172,917	      	178,403
    Officer's Salaries	          	193,267      		188,450      		272,720
    Office 		                     190,382	       	77,074       		62,011
    Travel and related
     expenses		                   157,885      		178,974      		146,129
    Depreciation 		               	88,882       		49,338       		21,504
    Amortization	                  80,000          		-            		-
    Auto			                       	31,828       		25,111	          	-
    Relocation expense             29,707	          	-            		-
    Insurance                      28,590          		-            		-
    Interest	            	         22,839          		-            		-
    Bank Charges                   22,035       		13,640	       	15,738
    Repairs and
     maintenance                   21,598       		24,655	        	3,003
    Services and other
     fees		                        19,593	        	9,398	       	34,776
    Other 	                      	 18,086	       	31,390	       	29,306

      Total expenses           	3,594,415	    	2,417,588     	2,433,536
Net income (loss)               $(695,920)      $206,698      	$299,468

Net income (loss)
 per common share             	$   (0.06) 		    $   0.02	     $    0.03

Weighted average
 common shares
 outstanding		                 11,512,656 	   10,404,110    	10,379,066


See Accompanying Notes to Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM INCEPTION THROUGH DECEMBER 31, 1996
		 COMMON STOCK 				 ADDITIONAL 				 STOCK-
		 SHARES 				 PAID-IN 				 HOLDERS'
		 OUTSTANDING 		 AMOUNT 		 CAPITAL 		 DEFICIT 		 EQUITY
                                                    <C


BALANCES, JANUARY 1, 1994
    PRIOR TO
    REORGANIZATION         6,715,913  $ 6,715  $ 889,172  $(895,887)		 $  -
Reverse stock split
    4 for 1		             (5,036,847)		(5,036)	    5,036 	                -
Elimination of
    paid-in capital            - 		       - 		  (894,208)	  894,208       -

BALANCES, BEFORE REVERSE
    MERGER ACQUISITION AND
    REORGANIZATION		       1,679,066 		 1,679 		     - 		    (1,679)      -

Common stock issued to Sports
    International, Ltd. (Antigua)
    stockholders to effect the
    reverse merger acquisition and
    reorganization (including the net
    loss of $549,755 through
    December 31, 1993)		   4,500,000 	  4,500    295,500 	 (549,755) (249,755)
Common stock issued for
    services		               200,000  		   20      1,800       - 		      2,000
Common stock issued for
    Convertible Note		     4,000,000 		 4,000 		  (4,000)	     - 		       -
Net income for 1994		         - 		        - 		       - 		   299,468    299,468

BALANCES,
DECEMBER 31, 1994		       10,379,066   10,379 		 293,300   (251,966)    51,713

Common stock issued for
    services and gaming
    license		                563,500 		   563 		  41,952 		   - 		      42,515
Net income for 1995		         - 		         - 		      - 		   209,698 	  209,698

BALANCES, DECEMBER 31,
    1995		                10,942,566 	 10,942 		 335,252 		 (42,268) 	 303,926

Common stock issued in
    private offering		       375,000    		375  		749,626 	    - 		     750,001
Warrants issued in private
    offering		                - 		         - 	    	1,000 	    - 		       1,000
Common stock issued for
    services		               254,474    		255  		508,692 	    - 		     508,947
Common stock issued for
    acquisitions		         2,100,000  		2,100		1,039,247 		   - 		   1,041,347
Net loss for 1996		           - 		         - 		     - 		   (695,920) (695,920)

BALANCES, DECEMBER 31,
    1996		                13,672,040  $13,672 $2,633,817  $(738,188) 1,909,301


See Notes to Consolidated Financial Statements

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

		                                             1996        1995        	1994

                                            ________    _________	 	__________


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                 	   $  (695,920)		 $ 209,698 	 $ 299,468
    Adjustments to reconcile net (loss)
    income to net	cash (used in) provided
    by operating activities:
         Depreciation and amortization		      168,882 		    49,338 	   21,504
         Abandonment of leasehold improvements  8,297 		      - 		         -
         Common stock issued for employee
          bonuses and consulting fees		           - 		       7,515 	    2,000
         (Increase) decrease in assets:
             Accounts receivable     		        74,686 		  (237,410)   (84,103)
             Other assets		                   (11,347)		   (11,456)   (10,150)
         Increase (decrease) in liabilities:
             Customers' credit balances		     237,074 		   370,900 	   97,787
             Customers' security deposits		   (10,449)	    156,500 	      -
             Accounts payable and accrued
              expenses		                       68,816 		   222,329    121,495

                 Net cash (used in) provided
                  by operating activities		  (159,961)	    767,414 	  448,001

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold
        improvements		                       (293,224)		   (73,218   (149,713)
    Purchase of systems development costs		  (933,899)		   (233,641)	    -
    Purchase of software sub-license		       (109,457)		      - 		       -
    Purchase of gaming licenses		             (45,000)		    (25,000)	    -
    Increase in note and loans receivable		    (7,994)		   (144,488)	  (8,300)
    Intersphere loan assumed		                138,788 	  	    - 		       -
    Increase in restricted cash		                 - 		     (200,000)     -

                 Net cash used in
                  investing	activities		   (1,250,786)		   (676,347) (158,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock		  751,001 		      - 		       -
    Proceeds from notes payable		             200,000 		    200,000      -
    Repayment of notes payable		                 - 		       (16,000)	 (11,000)
    Shareholder' loans payable		                 - 		       (58,094)  (22,910)

                 Net cash provided by
                  (used in) financing
                  activities		                951,001 		    125,906   (33,910)

(DECREASE) INCREASE IN CASH		                (459,746)		    216,973   256,078

CASH, BEGINNING		                             667,766 		    450,793   194,715

CASH, ENDING                          		 $    208,020  		 $ 667,76	 $ 450,793



(Continued)

         INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (FORMERLY, SPORTS INTERNATIONAL, LTD.)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

		                                         1996            		 1995 	1994

                                         __________         __________		__________


SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:
        Common stock issued for
         services (Note 12)	         	 $   508,947 		 $      - 		 $      -

        Common stock issued
         for acquisitions (Note 14)		  $ 1,041,342 		 $      - 		 $      -

        Common stock issued for
         gaming license		              $     - 	    	 $   35,000  $      -

        Common stock issued for
         employee bonuses and
         consulting fees	            	 $     - 		          7,515	 $    2,000

        Common stock issued to Sports
            International, Ltd.
            (Antigua) stockholders
            to effect the reverse
            merger acquisition
            and reorganization	      	 $     - 	    	 $      - 		 $    87,231

        Common stock issued for
            Convertible Note	        	 $     -     		 $      - 		 $     4,000

SUPPLEMENTAL CASH FLOW INFORMATION,
         Interest paid             		  $    22,839 		 $      - 		 $       -




See Notes to Consolidated Financial Statements
						 (Concluded)


INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND NATURE OF OPERATIONS

History and Organization

Interactive Gaming & Communications Corp. (formerly
"Sports International, Ltd.") (the "Company") was incorporated in the state of Delaware in June 1986 under the name of "Entertainment Tonight Video Express Ltd."
to develop a market for the home delivery of video cassette rentals, which effort was abandoned in November
1987. From December 1987 until August 1994, the Company did not conduct any operations, transactions or business activities. In August 1994, the Company began negotiations to acquire Sports International, Ltd. and its business from the stockholders of Sports International, Ltd. and successfully closed the transaction in October
1994, in accordance with its Plan of Reorganization.

Plan of Reorganization

At the Special Meeting of Shareholders held on September
9, 1994, the shareholders of the Company approved a Plan of Reorganization which required; (1) the reverse split of one for four shares of the common stock of the Company; (2) the acquisition of Sports International, Ltd.
by the exchange of Stock and Notes; (3) the election of former officers and directors of Sports International, Ltd. to the Board of Directors of the Company, and (4) the amendment of the Company's Certificate of Incorporation changing the Company's name from Entertainment Tonight Video Express Ltd. to Sports
International, Ltd.  Effective March 27, 1996, the
Company changed its name to Interactive Gaming &
Communications Corp. to reflect its expanding operations.

Acquisition - Exchange of Stock and Notes

The acquisition of all of the capital stock of Sports
International, Ltd. was completed on October 20, 1994 by the issuance of 4,500,000 common shares (post split) and an aggregate of $4,000,000 of the Company's Convertible
Notes (the "Notes") to shareholders of Sports
International, Ltd. The excess of cost over the fair value of net assets acquired, related to the $4,000,000
Notes, was recorded as an adjustment to common stock and additional paid-in capital upon the conversion of the Notes to common stock effective in 1994 to reflect the substance of the transaction.

The Notes were scheduled to mature on December 31, 1996, together with interest at the prevailing prime rate, accrued quarterly, and were convertible into common stock at the rate of one share for each $1.00 of outstanding principal amount and accrued interest. All the shares issued to the Sports International, Ltd. stockholders and the shares issuable upon conversion of the Notes, together with accrued interest, are "restricted" shares, as such term is used in Rule 144, promulgated under the Securities Act of 1933, as amended.

These Notes were converted into 4,000,000 shares of common stock effective December 31, 1994 and the interest thereon was waived in connection with the conversion.

Nature of Operations

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated
Over the Counter (OTC) Market Bulletin Board under the trading symbol "SBET". The Company is comprised of three subsidiaries and two divisions. The Gaming and Licensing
Division includes Sports International, Ltd. (Grenada)
("Sports") and Global Gaming Corp. (Grenada) ("Global").
The Advertising/Software Division includes Intersphere
Communications, Ltd. (Grenada) ("Intersphere"). A fourth subsidiary was formed in January 1997, Global Casinos, Ltd. (Grenada) ("Casinos"), and will be a member of the Gaming and Licensing Division in 1997. Each of the
Company's subsidiaries provides several unique and proprietary products and services to the emerging
Internet, national and international marketplaces.  The
Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

Sports operates the world's first
international Internet sports book. Sports betting enthusiasts, once they have established an account, can place a wager on just about any sporting event over the phone or the Internet via a personal computer. Wagers are accepted on all major sporting events in the U.S. and Europe. Sports operates its business under a gaming license issued and authorized by the government of Grenada. Sports is the principle source of revenue for the Company, generally accounting for 95% and 100% of the Company's net revenues for the years ended December
31, 1996 and 1995, respectively.

Global is the exclusive principal international gaming license holder in the country of Grenada, West Indies.
Through this exclusive licensing agreement with the government of Grenada, Global has the right to operate and issue sub licenses to qualified gaming companies for operating international casinos or sports books via the Internet or other telecommunications. Revenues are derived from annual licensing fees and a percentage of the sub licensees' net revenues.

Intersphere is a software development, marketing and communications company specializing in the Internet market. Intersphere developed the WiseGuy Sports
Wagering (Wise Guy) system, the first sports wagering system that allows casino sports books to take a wager from a customer over the Internet. The WiseGuy system was in development for over a year and is now in use by Sports. Intersphere's revenues are derived from Web
Page Development and Design, traditional advertising, licensing of the Wise Guy system and the development of other related software products.

The Company's newest subsidiary, Casinos, operates the world's first Internet Casino and Sports book. Casinos, in conjunction with its joint venture partner, has developed proprietary casino gaming and sports wagering software for use by customers over the Internet


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sports, Global and Intersphere. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

Restricted Cash

Restricted cash represents a thirty-day
certificate-of-deposit held by a financial institution as collateral for a note payable which bears interest at an average rate of 5%.

Accounts Receivable

The Company extends credit to "Platinum Members" for whom the Company holds a security deposit as collateral for the credit extended. Management believes that the security deposit and the allowance for doubtful accounts are sufficient to cover any potential losses on collection of such accounts.

Financial Instruments

The carrying amounts of cash, restricted cash, accounts receivable, note and loans receivable, notes payable and accounts payable approximate fair value at December 31, 1996 and 1995.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost.
Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the assets.

Systems Development Costs

The Company capitalizes the cost of developing certain software products it plans to market in accordance with Statement of Financial Accounting Standard No. 86,
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (Note 8).

Gaming and Software Sub-licenses

Through its subsidiaries Global and Intersphere, the Company has obtained the exclusive right to sub-license gaming operations and sports wagering software interactively. The Company has valued those sub-licensing agreements at their fair value as determined by the present value of anticipated future cash flows.

Gaming Licenses

Gaming licenses primarily relate to the Company's
Granadian operations. Annually, the Company pays a fee to the Granadian government which it amortizes over the one year term.

Common Stock

The Company has from time to time issued restricted common stock, unregistered with the Securities and Exchange Commission. The Company's restricted shares are only limited as to the holders ability to resell the stock into the public trading markets. At December 31, 1996 and 1995, 11,789,849 shares and 9,263,000 shares of the total issued and outstanding shares of 13,672,040 and 10,942,566, respectively, were restricted as described above.

Common Stock Transactions

The Company adopted the recognition provisions of Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation" in 1995.

Advertising Costs

Costs incurred for advertising are expensed as incurred.

Income Taxes

The Company derives its revenue from its wholly owned subsidiaries, Sports International, Ltd., Intersphere and Global, all of which are incorporated in Grenada.
The government of Grenada does not presently impose income taxes on the Company. Accordingly, no provision for income taxes has been reflected in the financial statements.

(Loss) Earnings Per Common Share

(Loss) earnings per common share for 1996 and 1995 is based on the weighed average number of shares of common stock outstanding during those years. Earnings per share for 1994 is based on the number of shares of common stock outstanding as of December 31, 1994, which reflects the number of shares of common stock exchanged in the reverse merger including the number of shares issued in exchange for the Convertible Note as of December 31, 1994.

Reclassifications

Certain balances and amounts in the 1995 and 1994 financial statements have been reclassified to conform with the presentation for 1996.


3.	BASIS OF PRESENTATION, REGULATION AND CERTAIN SIGNIFICANT
RISKS AND UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficiency of $1,348,972 and $352,100 at December 31, 1996 and 1995, respectively. The majority of the Company's operations are financed by cash flows from operations including customers' credit balances and security deposits, which remain on deposit until customers request repayment. Accordingly, the ability of the Company to continue to finance its operations internally is contingent on customer repayment requests. The Company may need to seek other financing if a significant amount of customers' credit balances and/or security deposits are required to be repaid in a concentrated time period.

The Company's business activities, operations and net income are derived primarily from its wagering business in Grenada. The Company incurred a net loss of $695,920 in 1996 and although the business had been profitable during 1995 and 1994, there is no assurance that profits will return.

Customers' credit balances and security deposits exceeded cash by $1,052,729 and $366,358 at December 31, 1996 and
1995, respectively. There is no assurance that the Company will develop the liquidity to repay customers, if required, without other financing.

Sports is legally constituted in Grenada and pays a license fee to the Granadian government to conduct its business.
The Company's business activities emanating from the United States (customers' wagers) may become materially affected by regulations and actions that may now be in place or will be promulgated by the various foreign, federal, state and/or local government agencies in the future.

These factors, among others, indicate the Company's ability to continue in existence is dependent upon favorable governmental regulations, its ability to achieve adequate profitable operations and/or obtain additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts that might be necessary should the Company be unable to continue in existence.

Management anticipates significant revenue and cash flows from its new Global Casino operations and gaming and software licensing agreements, Additionally, management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, joint venturing and sharing of development costs, or other resources.


4.	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Most of the Company's unrestricted cash is held outside the United States and is not covered by FDIC insurance.

The Company has provided an allowance for doubtful accounts of $61,802 and $348,794 at December 31, 1996 and 1995,
respectively, based on management's analysis and estimates.
As a result, it is reasonably possible that management's estimate of the carrying amount of accounts receivable will change in the near term.

The Company has recognized the value of its gaming and software sub-licensing agreements based on the present value of anticipated future cash flows. Additionally, the

Company has capitalized software development costs and believes these costs are more than recoverable through anticipated future revenues. These anticipated future revenues are management's best estimates of future cash flows to be derived from these products. The Company's value of these products is based on certain assumptions management has made based on information available at December 31, 1996. It is reasonably possible that these estimates and assumptions may change within one year from the balance sheet date based on changes in operations and revenues.

At December 31, 1996 and 1995, 74% and 100% of the Company's net assets were located in Grenada and Antigua, respectively.

Substantially all of the Company's revenues are derived from an exclusive gaming license from the government of Grenada.
The exclusive gaming license expires in 2008.


5.	RELATED PARTY TRANSACTIONS

The note receivable is from a Company consultant and shareholder, is unsecured, payable on demand and bears interest at the prime rate plus 1%.

Also, the Company paid consulting fees of $35,331 to its Chief Financial Officer.


6.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at December 31, 1996 and 1995:

                                   		1996	          1995

	Furniture, fixtures and
    equipment	                    $542,218      	 $270,777
	Leasehold improvements	            29,628     	    12,307

	Total cost                       	571,846        	283,084

	Less accumulated depreciation
	    and amortization            	 170,410	         77,693

	Net                             	$401,436       	$205,391

7.	LOAN RECEIVABLE, INTERSPHERE

The Company advanced funds to an Internet World Wide Web service company for the purpose of advertising, marketing, promotion, and communications in the print and electronic media. On November 4, 1996, the Company acquired the
Internet World Wide Web service company (Intersphere).


8.	SYSTEMS DEVELOPMENT COSTS

In May 1995, the Company signed a definitive letter of intent with a major software developer to produce and market a "Virtual Casino" by offering its customers the opportunity to play classic casino games on their personal computers, such as blackjack, craps, roulette, baccarat and slot machine games, on the Internet World Wide Web, with the Company managing the wagering. Additionally in September 1996, the Company entered into a software development and licensing agreement with another software developer to develop a "Global Casino" to provide services similar to the above on a state-of-the-art operating platform.

After the economic and technical feasibility of the projects had been established, the Company began funding them. Costs incurred subsequent to the establishment of technological feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,652,149 and $233,641 at December 31, 1996 and 1995, respectively. Subsequent to December 31, 1996, both projects were substantially completed and amortization will commence in 1997.

9.	CUSTOMERS' CREDIT BALANCES AND SECURITY DEPOSITS

The Company administers accounts for its customers by depositing funds into a single bank account and maintaining separate records for the amount each customer has on deposit. Customers open accounts by mailing checks or sending funds by wire transfer to an offshore bank account administrated by Sports. The usual wager/bet procedure requires a toll-free telephone call to Sports for the odds on various sporting events. When a bet is placed in Grenada, the amount of the wager is removed from the customer's account.
Winnings are credited to the customer's account and may be collected by the customer by requesting that the funds be issued by check to their home address or wire transferred to their bank account.


10.	NOTES PAYABLE

On December 8, 1995, the Company issued a promissory note payable to a financial institution in the amount of $200,000.
The note is collateralized by a certificate-of-deposit in the amount of $200,000. The note bears interest at a fixed rate of 8% and is due on demand.

On August 27, 1996, the Company issued a second promissory note payable to the same financial institution in the amount of $200,000. The note is collateralized by 1,000,000 shares of Company stock owned by the Company's President. The note payable bears interest at a variable rate of prime plus 1.5% (9.5% at December 31, 1996) and is due on demand.


11.	COMMITMENTS

Commencing January 1, 1996, the Company entered into a three year lease for its corporate headquarters in Blue Bell, Pennsylvania. In June 1996, the Company entered into a three-year lease agreement for its wagering operations in St. George's, Grenada. Future minimum rental payments under the leases are as follows:

	Year ending December 31:
		1997	$139,200
		1998	140,388
		1999	33,732


12.	COMMON STOCK TRANSACTIONS

On December 13, 1995, the Company:

Issued 23,500 shares of restricted common stock as an employee stock bonus to all employees, exclusive of officers and directors, and recognized $4,115 in employee bonuses (based on the fair market value of the stock received);
Issued 340,000 shares of restricted common stock as a bonus to management consultants engaged by the Company, and recognized $3,400 in consulting fees (based on the fair market value of services performed); and Issued 200,000 shares of restricted common stock for $35,000 and cash of $25,000 to purchase the gaming license. The total amount capitalized of $60,000 was based on the fair market value of the gaming license.

On October 11, 1996, the Company issued 254,474 shares of restricted common stock in settlement of accounts payable of $508,947 incurred in the development of the "Virtual Casino" software.

13.	PRIVATE OFFERING OF COMPANY STOCK

Effective June 26, 1996, the Company entered into a stock and warrant purchase agreement with a software developer and issued 375,000 shares of restricted common stock for $750,001 and a common stock purchase warrant for $1,000.
The common stock purchase warrant is for 100,000 shares at a purchase price of $1.00 per share and expires on June 30, 2001. The Company's private offering represented 3.3% of the outstanding common stock at June 26, 1996.


14.	ACQUISITIONS

On November 4, 1996, the Company acquired all the outstanding common stock of Intersphere for 1,000,000 restricted shares of previously unissued common stock of the Company. Intersphere developed an exclusive proprietary product known as the WiseGuy Sports Wagering System. Intersphere's revenue is derived from software licensing fees related to its proprietary product, as well as from advertising, marketing and web page design services primarily to Internet based accounts.

On November 4, 1996, the Company also acquired all the outstanding common stock of Global for 1,100,000 restricted shares of previously unissued common stock of the Company. Global owns the exclusive principal master license to conduct gambling operations from the island of Grenada. The exclusive gambling license is for two six-year terms and allows Global to sell up to four sub-licenses to qualified applicants.

Both the Intersphere and Global acquisitions were recorded under the purchase method of accounting; and, accordingly, the results of operations of Intersphere and Global for the period from November 4, 1996 to December 31, 1996 are included in the accompanying consolidated financial statements. The purchase price of each acquisition was based on the fair market value of the net assets acquired as follows:

                           	Intersphere	      	Global

Current assets             	$   63,056    		$       100
Equipment	                      60,574             		-
Security deposits	              15,676             		-
Software development          	166,293             		-
Software license	              377,021	             	-
Gaming license                   	-           		773,783
Current liabilities	          (415,161)		            -

                           	$  267,459      		$ 773,883

The following unaudited proforma financial information for the Company gives effect to the Intersphere and Global acquisitions as if they had occurred on January 1, 1996. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The proforma information includes revenues for Intersphere of $104,149 and net losses of $201,165 for the year ended December 31, 1996. Prior to January 1, 1996, Intersphere had no appreciable results of operations. Additionally, Global was a development stage enterprise as of the acquisition date and had no results of operations in 1996. The proforma financial information for 1996 is as follows:

Net win and other revenues	      $3,002,644
Net loss	                          (897,085)
Weighted average common shares
    outstanding                 	13,290,464
Loss per common share	       (0.07)



15.	STOCK OPTION PLANS

In May 1995, the stockholders approved the 1995 Stock Option and Stock Award Plan (the "Plan") and the 1995 Directors Stock Option Plan (the "Director's Plan"). The purpose of the Plan is to attract and retain qualified and competent persons as officers, employees, consultants, agents, and independent contractors. The purpose of the Director's Plan is to attract and retain nonemployee directors to the Company's board.

Under the Plan and the Director's Plan, the Company may grant up to 600,000 and 300,000 stock options, respectively. The terms of options granted shall be determined by the Stock
Options Committee appointed by the Board of Directors.

At December 31, 1995, no stock options had been awarded. On October 25, 1996, the Company issued 50,000 stock options to a departing Company officer. The options have an exercise price 33% higher than the fair market value of the Company's common stock on the date of the grant or $1.25 per share.
The options remain exercisable for a three year period ending October 25, 1999. The fair value of the options at the date of grant was nominal. Accordingly, no compensation expense related to the options granted has been recognized by the Company.


16.	PREFERRED STOCK

In May 1995, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December
31, 1996 and 1995, no preferred stock had been issued.


17.	CONTINGENCY

On February 18, 1997, a search warrant ( the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being conducted from its premises in
Pennsylvania.   Based on the advice of counsel with
significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the U.S. criminal laws relating to gaming activities. The Company, through counsel, while co-operating fully with the officials of the United States, intends to move to quash the Warrant and subsequent subpoena in the United States District Court on the grounds that jurisdiction is lacking. Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with the Warrant and subpoena, no assurance can be given that management's beliefs as to the criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Interactive Gaming & Communications Corp.
Blue Bell, Pennsylvania:

		We have audited the basic 1996 and 1995 consolidated financial statements of Interactive Gaming & Communications
Corp. as of December 31, 1996 and 1995 and for each of the years in the two year period ended December 31, 1996 and have issued our report thereon dated March 17, 1997, such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Interactive Gaming & Communications Corp. listed in
Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES



Plymouth Meeting, Pennsylvania
March 17, 1997

INTERACTIVE GAMING & COMMUNICATIONS CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              	Balances at 	Provision  	Accounts  	Balances at
                               	Beginning  	Charged to 	Written-    	End of
                                	of Year    	Expense     	Off         	Year
For the year ended
  December 31, 1996
    Allowance for doubtful
     accounts                 	$348,794    	$286,992   	$573,984   	$  61,802

For the year ended
  December 31, 1995:
    Allowance for doubtful
     accounts                 	$111,384    	$246,649	   $  9,239    	$348,794

For the year ended
  December 31, 1994:
    Allowance for doubtful
     accounts	               $  27,280	    $  84,104	   $    -      	$111,384


See Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 1996, the Company filed Form 8-K announcing the change in independent accountants. The Company engaged Parente, Randolph, Orlando, Carey and Associates to perform an audit for the year ended December 31, 1995. This decision was approved by the Company's management.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company.

Name	               Age	       Position	                        Term Expires

Michael F. Simone	  48  	Chairman of the Board, Director,  1997 Annual Meeting
                         President, Secretary and Chief
                         Executive Officer

Lawrence E. Hirsch,	57  	Director and Vice President	      1997 Annual Meeting
Esquire

Fred Michini, CPA  	54  	Chief Financial Officer          	1997 Annual Meeting

There were three officers and two directors who tendered their voluntary resignations citing personal reasons, namely, Rina
Moscariello, Joseph A. Lashinger, Esquire and Jack Scott.

All the directors were re-elected to the Board of Directors at the Annual Meeting of Shareholders on June 21, 1996. The term of office for each director is one year or until his or her successor is elected and qualified at the Company's annual meeting of shareholders.

	Michael F. Simone is a Company Director, and was
	President/Treasurer, Organizer and Owner of 50% of the outstanding shares of Sports International, Ltd. (Antigua) from inception in November 1992 until the Company acquired all of the capital stock of Sports International, Ltd.
(Antigua) on October 20, 1994.  From 1989 to 1992, Mr.
Simone was a Vice President of Anchor Savings Bank, heading one of the bank's real estate lending divisions.
He graduated from The University of Miami in 1972, and holds a BS Degree in Finance.

Lawrence E. Hirsch, Esquire has been a practicing attorney since 1963 and was General Counsel to Sports International,
Ltd. (Antigua) from inception in November 1992 until the Company acquired all of the capital stock of Sports
International, Ltd. (Antigua) on October 20, 1994. He now serves as Special Counsel to the Company on a per diem basis. Mr. Hirsch holds a Bachelor of Law Degree from Temple University.

Fred Michini, CPA received his Bachelor's Degree from
LaSalle University in 1965 and Master's Degree from Temple
University in 1972. He is certified in Pennsylvania and New Jersey. His experience included staff auditor for the U.S. General Accounting Office, partner at a regional
Philadelphia CPA firm, and founder and partner of a second
CPA firm. His financial management experience also includes Chief Financial Officer for four service related
Delaware Valley companies.

Board Meetings and Committees

Directors who are employees of the Company receive no compensation for services as directors.

The Company plans to establish an Audit Committee, a Compensation Committee and an Option Committee, each of which will consist of two directors.

The Audit Committee will review with the Company's independent accountants the scope and timing of the accountants' audit services and any other services they are asked to perform, their report on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee will be asked to make annual recommendations to the Board of Directors for the appointment of independent public accountants for the ensuing year.

The Compensation Committee will review and recommend to the Board of Directors the compensation and benefits of all officers and key employees of the company, and review general policy matters relating to compensation and benefits of employees of the Company.

The Option Committee will determine the number, if any, and terms of any options granted by the Company, except to members of the Committee. Options to the members of the Option
Committee must be granted and approved by the majority vote of the Board of Directors.

Limitation of Liability

As a Delaware corporation, the Company is bound by Section 145 of the General Corporation Law of Delaware which allows the indemnification of officers, directors, employees or agents of the Company against liabilities and expenses arising out of actions brought by a third party, provided that the Board of Directors determines that such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to a criminal matter, had no reasonable cause to believe his conduct was unlawful. Such law also permits indemnification against expenses in actions brought by a shareholder on behalf of a corporation or by the corporation itself if the standards of conduct required for indemnification in third party actions are met, and either (1) such person was not adjudged liable to the corporation, or (2) the Delaware Chancery Court or other court in which the action was brought determines that such person is fairly and reasonably entitled to be indemnified. The Company may make advances for expenses incurred in defending a suit upon the receipt of an undertaking by an officer, director, employee or agent to repay such amount if it is ultimately determined that such person is not entitled to be indemnified.

The Company's Certificate of Incorporation provides that directors and officers of the Company are indemnified to the fullest extent permitted by law and states that no director or officer shall have any personal liability to the Company or its stockholders for any monetary damages for breach of fiduciary duty as a director except for liability resulting from (i) breach of the duty of loyalty to the Company or its stockholders,
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of Delaware corporation law (relating to unlawful dividends or redemptions), or (iv) for any transaction from which such director or officer derived an improper personal benefit. The indemnification is against all expenses arising from the lawsuit or action unless the director or officer is finally adjudged to be liable for gross negligence, recklessness or willful misconduct in the performance of his duty to the Company (unless the Delaware Chancery Court determines that in view of the circumstances of the case, the person is entitled to indemnity as determined by the court). Expenses are paid or reimbursed as incurred in advance of final disposition upon receipt of an unsecured contractual written undertaking that such amount must be repaid if it is determined that the person is not entitled to the indemnity.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act"), may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

The Company does not currently maintain any directors' and officers' liability insurance.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Compensation Table

              	                                 Annual Compensation

Name and Principal Position          	Salary       	Bonus	       Other Stock

Michael F. Simone, Chairman,
President, and Chief Executive
Officer
1996                             	$  144,230     	$    -        	$    -
1995	                                105,750          	-             	-
1994	                                150,000          	-             	-
1993                                 	24,000          	-             	-

Rina Moscariello, Director,
Vice President, and Secretary
1996                                 	53,844          	-             	-
1995	                                 70,700          	-             	-
1994                                	100,000          	-             	-
1993                                 	24,000          	-             	-

Lawrence E. Hirsch, Esquire,
Director and Vice President
1996                                	101,872          	-             	-
1995	                                 12,000          	-             	-
1994                                 	12,000          	-             	-
1993	-	-	-

Joseph A. Lashinger, Esquire,
Director and Vice President          	68,794          	-            	(1)

Jack Scott, Vice President           	65,769	          -             	-

Fred Michini, CPA,
Chief Financial Officer	              35,331          	-             	-

(1) Terms of his employment resignation agreement provide an option to purchase 50,000 shares of the Company's stock at $1.75 per share with an exercise deadline of October 25, 1999.

Employee Agreements and Benefits

The Company does not have any employment contracts, retirement, pension, profit sharing, with or covering its officers, directors, consultants, and employees. During 1996, the Company established a medical insurance plan for its officers and employees.

Stock Option and Stock Award Plan

In May 1995, the stockholders approved the 1995 Stock Option and Stock Award Plan (the "Plan) and the 1995 Directors Stock Option Plan (the "Director's Plan"). The purpose of the Plan is to attract and retain qualified and competent persons as officers, employees, consultants, agents, and independent contractors. The purpose of the Director'' Plan is to attract and retain nonemployee directors to the Company'' board.

Under the Plan and the Director's Plan, the Company may grant up to 600,000 and 300,000 stock options, respectively. The terms of the options granted shall be determined by the Stock options Committee appointed by the Board of Directors. At December 31, 1995, no stock options had been awarded under either plan. On October 25, 1996, pursuant with a Director's voluntary resignation, the Company authorized the purchase of 50,000 shares of stock at $1.75 per share with an exercise deadline of October 25, 1999.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 13,672,040 shares of issued and outstanding Common Stock of the Company as of March 14, 1997, and information as to the ownership of the Company's Common Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of      Nature of    Number of Shares   Percent
Beneficial Owner	        Ownership	        Owned

Michael F. Simone
23 Cottonwood Street
Newtown, PA  18940
     and
595 Skippack Pike,
Suite 100
Blue Bell, PA  19422	  Common Stock,   	4,480,000        	32.8%
                        Direct

Rina Moscariello
994 Derring Lane
Bryn Mawr, PA  19110
     and
595 Skippack Pike,
Suite 100
Blue Bell, PA  19422	Common Stock,      4,010,000        	29.3%
                      Direct

Lawrence E. Hirsch
1700 Sansom Street,
Suite 501
Philadelphia, PA
 19103	             Common Stock,          10,000         	0.0%
                     Direct

Fred Michini
2005 North Wales
Road
Lansdale, PA 19446	Common Stock,            1,000          0.0%
                    Direct

Caribbean
Communications,
Ltd.
Antigua, West
Indies            	Common Stock,       	1,000,000         	7.3%
                    Direct

Arthur Reynolds
Antigua, West
Indies            	Common Stock,        1,100,000         	8.0%
                    Direct

All Executive Officers and Directors, as a Group (4 Persons)

                                        8,501,000         62.1%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no other material relationships or transactions which qualify for disclosure under this caption.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

Financial Statement Schedules

The consolidated financial statements and related schedules filed as part of this Form 10-K are included in Part II, Item 8.


Reports on Form 8-K

On November 14, 1996, the Company filed a Form 8-K reporting the acquisition of Intersphere and Global from Caribbean Communications, Ltd. and Arthur Reynolds in exchange for 1,000,000 and 1,100,000 shares, respectively, of the Company's restricted common stock.

             INTERACTIVE GAMING & COMMUNICATIONS CORP.
              (FORMERLY, SPORTS INTERNATIONAL, LTD.)

                           SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING & COMMUNICATIONS CORP.

Dated:  March 28, 1997



By:	/s/ Michael F. Simone
	Michael F. Simone, President and Chief Executive Officer



By:	/s/ Fred Michini
	Fred Michini, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 1997.


INTERACTIVE GAMING & COMMUNICATIONS CORP.



By:	/s/ Michael F. Simone
	Michael F. Simone, Director, President, and Chief
      Executive Officer



By:	/s/ Lawrence E. Hirsch
	Lawrence E. Hirsch, Director and Vice President