Form 10-Q
period 1997-03-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1997-05-14
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

		For the quarter ended March 31, 1997

 OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from ________ to _________

			Commission file number         33-7764-C


         INTERACTIVE GAMING & COMMUNICATIONS CORP._____________
(Exact name of registrant as specified in charter)


       Delaware        					   23-2838676
(State or other jurisdiction of  			(I.R.S. Employer
incorporation or organization)                  Identification No.)

     595 Skippack Pike, Suite 100, Blue Bell, PA           19422
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code: (215) 540-8185__

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes [X ]  No [ ]

	As of May 10, 1997, there were 13,672,040 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX

                                            												    Page No.

PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1. 	  Balance Sheets as of March 31, 1997
      and December 31, 1996        			    	                    3
2.    Statement of Operations for the three month
 		  	periods ended March 31, 1997 and March 31,
      1996					    				                                        4

3. 	  Statements of Cash Flows for the three month
      periods ended March 31, 1997 and March 31,
      1996				  					                                          5

4.   Notes to consolidated financial statements	             6-9

Item 2.	Management's Discussion and Analysis of
     		Financial Condition and Results of Operations	      10-11


PART II. 	OTHER INFORMATION

Item 5.	Other Information				                         			  11-12

Item 6.	Exhibit 27, Financial Data Schedule
     (For Electronic Filing Purposes Only)			             13


SIGNATURES                                                	   14

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997
AND YEAR ENDED DECEMBER 31, 1996

                                        		      MARCH		          DEC
		                                               1997		          1996
		                                           (UNAUDITED)
                   ASSETS

CURRENT ASSETS:
    Cash 		                             $      34,911 		 $    208,020
    Restricted cash		                         200,000 	       200,000
    Accounts receivable, net of
     allowance for doubtful accounts
     of $69,882 in 1997 and $61,802
     in 1996                       		         283,762 		      274,108
    Note receivable		                          57,663 		       56,994
    Other		                                    10,300 		       10,969

                    Total current assets		    586,636 		      750,091

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, Net		   295,770 		      401,436

INTANGIBLE ASSETS:
    Systems development costs		                     - 		    1,652,149
    Gaming and software sub-licenses,
     Net of amortization 		                 2,828,982 		    1,150,804
    Gaming licenses, Net of amortization 		    15,105 		       25,000

                Total intangible assets     2,844,087 		    2,827,953

OTHER ASSETS		                                 28,884 		       28,884

                    TOTAL	             	 $  3,755,377 		 $  4,008,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                     		 $    450,000 		 $    400,000
    Customers' credit balances		              832,742 		    1,114,698
    Customers' security deposits		            222,101 		      146,051
    Accounts payable and accrued expenses		   525,160 		      438,314

               Total current liabilities    2,030,003 		    2,099,063

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value,
     25,000,000 shares authorized,
     13,672,040 issued and outstanding		       13,672 		       13,672
    Additional paid-in capital		            2,633,817 		    2,633,817
    Deficit		                                (922,115)		     (738,188)

            Total stockholders' equity 	    1,725,374 		    1,909,301

                    TOTAL             		 $  3,755,377 		 $  4,008,364

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

                 														             MARCH 		         MARCH
														                              1997 	  	         1996
															                         (UNAUDITED)

GROSS HANDLE					             									 $17,910,347 	    	 $12,851,238

LESS CUSTOMER WIN			       											   17,326,763 		      11,990,599

NET WIN										               				        583,584 		         860,639

OTHER REVENUES:
	Membership fees	       												         40,464 		           5,575
	Other													                          50,714 		           7,627

		Total other revenues	  											         91,178 		          13,202

NET WIN AND OTHER REVENUES										        674,762 		         873,841

EXPENSES:
	Salaries								              					        212,853  		        121,061
	Telephone													                     128,265  		         48,615
	Legal and professional													        163,765 	 	        126,430
	Advertising													                    42,612 	 	        109,122
	Provision for doubtful accounts												  8,080  		         60,308
	Rent													                           50,799  		         58,135
	Officers' salaries													             40,385 	 	         52,884
	Office 													                        39,581  		         33,893
	Travel and related expenses													    31,656 	 	         53,329
	Depreciation 													                  23,669  		         15,524
	Amortization													                   73,104 		           1,500
	Auto													                            8,224             		 -
	Insurance													                      10,694 	            	 -
	Interest													                        7,433 		           4,133
	Bank charges													                    6,670 	            	 -
	Repairs and maintenance													         4,053 		           7,148
	Services and other fees											           3,093 		           9,108
	Other 										               			           3,753 		           8,066

		Total expenses	        											        858,689 	 	        709,256

Net (loss) income      														 $    (183,927)  		 $     164,585

(Loss) earnings per common share			   $       (0.01)  		 $        0.02

Weighted average common shares
	outstanding					             								   13,672,040    		   10,942,566

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

				                                              MARCH		          MARCH
                               				               1997	         	   1996
                        					                 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                     				 $(183,927)		     $ 164,585
    Adjustments to reconcile net (loss)
     income  to net	cash (used in)
     provided by operating activities:
            Depreciation and amortization				     96,773 	  	      17,024
            Provision for Doubtful Accounts				    8,080 		        60,308
            (Increase) decrease in assets:
                Accounts receivable				          (17,734)		      (120,616)
            Increase (decrease) in liabilities:
                Customers' credit balances				   (281,956)		     (197,295)
                Customers' security deposits				   76,050 	 	      20,000
                Accounts payable and accrued
                 expenses				                      86,846 	  	   (148,131)

                    Net cash (used in) provided
                     by operating activities				 (215,868)   	   (204,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and leasehold
        improvements		                     		      (7,241)		      (54,456)
    Purchase of systems development costs				          - 	  	     (81,138)
    Increase in note and loans receivable				          - 		       (90,921)
    Increase in security deposits				                  -  		         (442)

                    Net cash used in investing
                        activities				             (7,241)		     (226,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable				                50,000 		          -

                    Net cash provided by (used in)
                        financing activities				   50,000 		          -

(DECREASE) INCREASE IN CASH			               	   (173,109)	 	   (431,082)

CASH, BEGINNING				                               208,020  		    667,766

CASH, ENDING		                              		 $   34,911   		 $ 236,684


   See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. 	  BASIS OF PRESENTATION, REGULATION AND CERTAIN
SIGNIFICANT RISKS AND UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The consolidated balance sheet for the period ended March 31, 1997 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Summary of Accounting Policies and Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K for the year ended December 31, 1996.

In January 1997, the Company began amortizing its Gaming and software sub-licenses on a straight line method over the estimated twelve year useful lives.

In February 1997, the FASB issued Statement No.128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). The Company will adopt Statement 128 as of December 31, 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

The Company's business activities, operations and net income or loss are derived solely from its two divisions and four subsidiaries.
The Gaming and Licensing Division includes Sports International, Ltd. (Grenada) ("Sports"), Global Gaming Corp. (Grenada) ("Global"), and Global Casinos, Ltd. (Grenada) ("Casinos"). The Advertising/Software Division includes Intersphere Communications, Ltd. (Grenada) ("Intersphere").

The Company's business is conducted through its wholly owned subsidiaries which are legally organized in Grenada and

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensed by the Grenadan governments to conduct its business. The subsidiaries' business activities emanating from outside Grenada (customers' wagers) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. Presently, the Company's wagering operations are under investigation by the federal government. The investigation is apparently based on the assumption that there may be a violation of federal laws if an illegal gambling business was being conducted from the Company's corporate offices in Blue Bell, Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted in the United States. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the United States regulatory powers and laws relating to gaming activities.
The Company, through counsel, while co-operating fully with the officials of the United States, has filed a motion to quash the subpoenas issued from the United States District Court on the grounds that jurisdiction is lacking and that the Grenadan subsidiaries are shielded by the secrecy and confidentiality provisions of the laws of Grenada. Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with its investigation, no assurance can be given that management's beliefs as to the legality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will ultimately prevail.

In April,1997, the Attorney General for the State of Missouri filed a request for an injunction to restrict the Company from offering the Global Casino over the Internet to Missouri residents. The Company denied all claims in the lawsuit including jurisdiction and agreed not to accept applications from Missouri residents pending the hearing on the preliminary injunction.

Management's plans in connection with these matters are to continue to refine its operations, expand sources of revenues, control expenses, evaluate alternative methods to conduct its

          INTERACTIVE GAMING & COMMUNICATIONS CORP.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, a secondary offering, joint venturing and sharing of development costs, or other resources.

2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31, 1997 and December 31, 1996:

                                						   1997	   1996

 Furniture, fixtures and  equipment  $460,221	 $542,218

 Leasehold improvements	     	         29,628	   29,628

						                                489,849   571,846

 Less accumulated depreciation        194,079	  170,410
Total                                $295,770  $401,436

(NOTE: A reclassification from furniture, fixtures and equipment as reflected on the Balance Sheet for December 31, 1996 in the amount of $89,238 was made to Intangible Assets, Gaming and Software
Sub-License for software that began to amortize in January of 1997.)

   3.   INTANGIBLE ASSETS

	As of December 31, 1996, System Development Costs amounting to
$1,652,149 and Gaming and Software Sub-licenses amounting to $1,150,804 were not effectively placed in service. Beginning January 1997, the Company began amortizing over estimated useful lives of twelve years. The Master Gaming License in the amount of $40,000 is being amortized over a one year period. Intangible Assets consist of the following as of March 31, 1997 and December 31, 1996:

                                      1997	        1996

System Development Costs  	      $        	   - $1,652,149
Gaming and Software Sub-license   2,892,191      1,150,804
Gaming License			                    40,000	        40,000

					                             2,932,191     	2,842,953

Less accumulated amortization	     	 88,104     	   15,000
Total                            $2,844,087     $2,827,953

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	NOTE PAYABLE

On February 24,1997, the Company issued a promissory note payable to a major shareholder in the amount of $50,000. The note bears interest at 1 1/2% above the national prime as is published from time to time in the Wall Street Journal.

 5. 	INCOME TAXES

The Company derives all its revenue from its wholly owned Grenadan subsidiaries. The government of Grenada does not presently impose income taxes on the Company. Accordingly, no provision for income taxes has been reflected in the financial statements.


6. 	CONTINGENCY

Litigation relating to the investigation as discussed in Note 17 to the consolidated financial statements included in the Company's latest annual report, and discussed further in Note 1 included by reference, has not been resolved to date.

Litigation relating to the State of Missouri as discussed in Note 1 included by reference has not been resolved to date.

Although the Company intends to defend vigorously any action that may be ultimately brought by the United States or the State of Missouri, no assurance can be given that management's beliefs as to the alleged criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

	The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

	For the three month periods ended March 31, 1997 and 1996, gross handle, customer wagers, increased by $5,059,109, or 39.4%, from $12,851,238 in 1996 to $17,910,347 in 1997. The principal reason for the increase was Internet volume on the site of Sports and Casinos. However, net win and other revenues decreased by $199,079, or 22.8%, in 1997 as compared to 1996. This reduction was due primarily to a decrease in the net win percentage from 6.7% in 1996 to 3.2% in 1997. The net win percentage is a function of the amount of wagers placed less customer winnings. The decrease is attributable to a higher volume of wagering over the Internet in smaller amounts than previously wagered over the telephone. Thus, as a result of this decrease in net win and an increase of expenses amounting to $149,433, the Company loss $183,927 for the first three months of 1997 as compared to income of $164,585 for 1996. The increase in expenses were attributable, for the most part, to salaries, telephone and amortization. Salaries increased from $121,061 in 1996 to $212,853 in 1997 due to the acquisition of its subsidiaries and increased personnel to manage its Internet operations. Telephone expense increased by $79,650 in 1997. In order to reduce telephone costs in the future, the Company has changed carriers and entered into a fixed cost lease. Amortization increased by $71,604 in 1997 as a result of capitalized system development costs and gaming sub-sublicenses being placed in service and written off over a twelve year period.

Liquidity and Capital Resources

As a result of the Company's acquisitions in 1996 and investment in system development costs, gaming and software sub-licenses, working capital has been significantly impaired. Current liabilities exceed current assets by $1,443,367 as of March 31, 1997 as compared to $1,348,972 as of December 31, 1996. However, the Company believes that revenues will gradually increase from its subsidiaries in 1997 and provide earnings to assist in reducing working capital deficiencies. Furthermore, the Company continues to actively seek joint venture partners and private placement funding to obtain long term financing to alleviate current working capital deficits.

Government Regulation - Effect on Financing

The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or federal government regulators.
The uncertainty of how the United States and other world governments will look upon gambling on the Internet may deter major financial and/or investment companies from participating in any capital venture with the Company. In this regard, on February 19, 1997, the Company was served with a warrant to produce all records involving gambling activities emanating from the United States. The Company has co-operated with the United States Attorney's office in Philadelphia in providing such records. However, the Company intends to initiate legal action on its own behalf to assert and seek judicial approval of its legal position on the international business of the Internet and sports wagering. In addition, in April,1997, the Attorney General for the State of Missouri filed a request for an injunction to restrict the Company from offering gambling over the Internet to Missouri residents. The Company denied all claims in the lawsuit including jurisdiction and agreed not to accept applications from Missouri residents pending the hearing on the preliminary injunction. The Company continues to be proactive in the area of Internet gambling and has encouraged various government organizations to utilize its expertise in both Internet and legalized gambling operations to assist their regulatory agencies in creating and maintaining strict guidelines, rules and controls to effectuate the credibility, reporting and possible taxation of enterprises organized and licensed to operate gambling activities.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Notes 1 and 6 of notes to consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1996. The Exhibit filed as part of this report is listed below.

Exhibit No.					Description
   27				    Financial Data Schedule

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Cash										                                        $  234,911
Marketable Securities						                                   	0
Notes and Accounts Receivable					                       353,644
Allowances for Doubtful Accounts				                    	 69,882
Inventory										                                            0
Total Current Assets						                              	586,636
Property, Plant and Equipment					                      	489,849
Accumulated Depreciation						                          	194,079
Total Assets								                                   3,755,377
Total Current Liabilities					                         2,030,003
Bonds, Mortgages and Similar Debt				                         	0
Preferred Stock - Mandatory Redemption			                     	0
Preferred Stock - No Mandatory Redemption		                   	0
Common Stock									                                     13,672
Other Stockholders' Equity					                        1,711,702
Total Liabilities and Stockholders' Equity		           3,755,377
Net Sales of Tangible Products				                            	0
Total Revenues								                                   674,762
Cost of Tangible Goods Sold						                              0
Total Costs and Expenses App. to Sales and Revenues           	0
Other Costs and Expenses						                           843,176
Provision for Doubtful Accounts					                       8,080
Interest and Amortization of Debt Discount			              7,433
Income Before Taxes and Other Items			                  (183,927)
Income Tax Expense							                                     	0
Income/Loss Continuing Operations				                   (183,927)
Discontinued Operations						                                 	0
Extraordinary Items							                                    	0
Cumulative Effect-Changes in Accounting Principles	            0
Net Income or Loss							                               (183,927)
Earnings Per Share - Primary					                           (.01)
Earnings Per Share - Fully Diluted				                      (.01)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERACTIVE GAMING & COMMUNICATION CORP.


Dated: May 15, 1997

					By:		/s/ MICHAEL F. SIMONE
    			Michael F. Simone, President
       and Chief Executive Officer



					By:		/s/ FRED MICHINI
							Fred Michini, Chief Financial
							Officer