Form 10-Q
period 1997-06-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1997-08-15
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

			For the quarter ended June 30, 1997

 OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from ________ to _________

			Commission file number         33-7764-C


 INTERACTIVE GAMING & COMMUNICATIONS CORP.
(Exact name of registrant as specified in charter)


       Delaware        					              23-2838676
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization) 					Identification No.)


     595 Skippack Pike, Suite 100, Blue Bell, PA     19422
(Address of principal executive offices)				      	(Zip Code)

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

	As of August 12, 1997, there were 13,701,290 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX

                                                        Page No.
PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1. Balance Sheets as of June 30, 1997
    and December 31, 1996  				    	                       3

2.	Statement of Operations for the six month
 			periods ended June 30, 1997 and June 30,
    1996					    			                                       4

3. Statements of Cash Flows for the six month
    periods ended June 30, 1997 and June 30,
    1996				                                               5

4.   Notes to consolidated financial statements       	   6-9


Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	         10-11


PART II. 	OTHER INFORMATION

Item 5.	Other Information							                          11

Item 6.	Exhibit 27, Financial Data Schedule
     (For Electronic Filing Purposes Only)			             12

SIGNATURES                                            	   13

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
AND YEAR ENDED DECEMBER 31, 1996


                                            JUNE               DEC
                                            1997              1996
                                        (UNAUDITED)

                ASSETS

CURRENT ASSETS:

 Cash                                   $ 10,158         $ 208,020
    Restricted cash                      200,000           200,000
    Accounts receivable, net of
    allowance for doubtful accounts
    of $69,054 in 1997 and $61,802
    in 1996                              368,960           274,108
    Note receivable                       57,663            56,994
    Other                                 10,562            10,969

 Total current assets                    647,343           750,091


EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, Net                       283,694           401,436


INTANGIBLE ASSETS:
    Systems development costs              -             1,652,149
    Gaming and software sub-licenses,
     Net of amortization               2,766,685         1,150,804
    Gaming licenses, Net of
     amortization                          4,906            25,000

 Total intangible assets               2,771,591         2,827,953


OTHER ASSETS                              28,884            28,884


TOTAL                                $ 3,731,512       $ 4,008,364



   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable                       $ 486,065       $   400,000
    Customers' credit balances           921,919         1,114,698
    Customers' security deposits         211,625           146,051
    Accounts payable and accrued
     expenses                            615,418           438,314


 Total current liabilities             2,235,027         2,099,063


STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value,
     25,000,000 shares authorized,
     13,701,290 issued and
     outstanding                          13,701            13,672
    Additional paid-in capital         2,676,296         2,633,817
    Deficit                           (1,193,512)         (738,188)

 Total stockholders' equity            1,496,485         1,909,301


 TOTAL                               $ 3,731,512       $ 4,008,364



       See Notes to Consolidated Financial Statements

<PAGE


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                            1997         1996          1997         1996
                                            (UNAUDITED)

GROSS HANDLE           $11,510,461  $12,032,243   $29,420,808   $24,883,481

LESS CUSTOMER WIN       11,260,957   11,418,037    28,587,720    23,408,646

NET WIN                    249,504      614,206       833,088     1,474,835

OTHER REVENUES:
   Membership fees          15,565        4,525        56,029        10,100
   Other                   128,278        7,935       178,992        15,561

   Total other revenues    143,843       12,460       235,021        25,661

NET WIN AND OTHER
 REVENUES                  393,347      626,666     1,068,109     1,500,496

EXPENSES:
    Salaries               180,156      155,380       393,009       276,326
    Telephone               89,204      126,074       217,469       174,689
    Legal and
     professional          100,251       70,331       264,016       196,761
    Advertising             36,552      140,199        79,164       250,432
    Provision for
     doubtful accounts        (828)      14,945         7,252        75,253
    Rent                    56,768       53,845       107,567       107,506
    Officers' salaries       3,230       63,691        43,615       116,575
    Office                  46,159       26,601        85,740        60,577
    Travel and related
     expenses               12,132       40,126        43,788        90,455
    Depreciation            24,250       17,608        47,919        33,132
    Amortization            73,457        1,500       146,561         3,000
    Auto                     7,549          -          15,773           -
    Insurance               10,116          -          20,810           -
    Interest                10,454        1,244        17,887         6,756
    Bank charges             5,593          -          12,263           -
    Repairs and
     maintenance             3,707        2,765         7,760         9,913
    Services and
     other fees              6,814           21         9,907         9,947
    Other                     (820)      27,579         2,933        42,071

       Total expenses      664,744      741,909     1,523,433     1,453,393

Net (loss) income      $  (271,937)  $ (115,243)   $ (455,324)  $    47,103

(Loss) earnings per
 common share          $     (0.02)  $    (0.01)   $    (0.03)  $      0.00

Weighted average
 common shares
 outstanding            13,686,665   10,942,566    13,686,665     10,942,566



See Notes to Consolidated Financial Statements

<PAGE


INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                            JUNE              JUNE
                                            1997              1996
                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                     $(455,324)         $  47,103
    Adjustments to reconcile net
     (loss) income  to net cash
     (used in) provided by
     operating activities:
       Depreciation and amortization      194,480             36,132
       Provision for Doubtful Accounts      7,252             75,253
       (Increase) decrease in assets:
          Accounts receivable            (102,104)          (150,506)
          Other receivable                    407
       Increase (decrease) in
        liabilities:
          Customers' credit balances     (192,779)          (228,548)
          Customers' security deposits     65,574             39,975
          Accounts payable and
           accrued expenses               177,104           (106,235)

             Net cash (used in)
              provided by operating
              activities                 (305,390)          (286,826)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and leasehold
   improvements                           (20,376)           (88,010)
  Purchase of systems development costs      -              (166,555)
  Increase in note and loans receivable      (669)            (4,857)
  Increase in security deposits              -                  (442)

    Net cash used in investing activities (21,045)          (259,864)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable              86,065               -
  Proceeds from issuance of common stock   42,508               -

    Net cash provided by (used in)
     financing activities                 128,573               -

(DECREASE) IN CASH                       (197,862)          (546,690)

CASH, BEGINNING                           208,020            667,766

CASH, ENDING                           $   10,158        $   121,076



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

The consolidated balance sheet for the period ended June 30, 1997 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

In January 1997, the Company began amortizing its Gaming and software sub-licenses on a straight line method over an estimated useful life of twelve years.

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

The Company's business is conducted through its wholly owned subsidiaries which are legally organized in Grenada and

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensed by the Grenadan governments to conduct its business. The subsidiaries' business activities in its Gaming and Licensing Division emanating from outside Grenada (customers' wagers) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. Presently, the Company's wagering operations are under investigation by the federal government. The investigation is apparently based on the assumption that there may be a violation of federal laws if an illegal gambling business was being conducted from the Company's corporate offices in Blue Bell, Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe that the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted in the United States. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorised in Grenada and, as such, are beyond the scope and outside the jurisdiction of the United States regulatory powers and laws relating to gaming activities. In May of 1997, the Company filed an amended motion to quash the subpoenas issued from the United States District Court on the grounds that the laws of Grenada pertaining to secrecy and confidentiality could be violated by individual compliance. The Court denied the motion, noting that the subpoenas were directed to the Company and not to individuals. On July 30, 1997, the Company made a good faith effort to comply with the subpoenas and delivered relevant documents. Individuals from the Company under subpoena have been advised that their scheduled appearances have been continued indefinitely. The Company intends to cooperate in all aspects of the investigation based upon the belief that it has nothing to hide and has done nothing wrong. No assurance can be given that management's beliefs are correct as to the legality of its gambling operations or the Company's basis therefore, nor any assurance be made that the Company will ultimately prevail in any judicial proceedings.

In April of 1997, the State of Missouri sought an injunction in its courts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through

     INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because
Missouri has no in personum jurisdiction of the Company or of Mr. Simone. Once again, no assurance can be given that this view is judicially correct, nor can assurance be given that the Company will prevail in these proceedings.

2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at June 30, 1997 and December 31, 1996:

							   		                               1997	      1996

 		Furniture, fixtures and  equipment    $472,321	 $542,218

 		Leasehold improvements	             	   29,628	   29,628

                          						  	       501,949   571,846

   Less accumulated depreciation          218,255   170,410
		 Total                                 $283,694  $401,436

(NOTE: A reclassification from furniture, fixtures and equipment as reflected on the Balance Sheet for December 31, 1996 in the amount of $89,238 was made to Intangible Assets, Gaming and Software Sub-License for software that began to amortize in January of 1997.)

3.   INTANGIBLE ASSETS

As of December 31, 1996, System Development Costs amounting to $1,652,149 and Gaming and Software Sub-licenses amounting to $1,150,804 were not effectively placed in service. Beginning January 1997, the Company began amortizing over estimated useful lives of twelve years. The Master Gaming License in

              INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amount of $40,000 is being amortized over a one year
period. Intangible Assets consist of the following as of
June 30, 1997 and December 31, 1996:
                                                1997	        1996

 		System Development Costs  	           $  	  -          $1,652,149
 		Gaming and Software Sub-license           2,893,226     1,150,804
	 	Gaming License				                           40,000        40,000

        								                             2,933,226     2,842,953

   Less accumulated amortization	            	 161,635	       15,000

   Total                                    $2,771,591    $2,827,953

4.	NOTE PAYABLE

On February 24,1997 and April 25, 1997, the Company issued a promissory note payable to a major shareholder in the amount of $50,000 and $36,065, respectively. The note bears interest at 1 1/2% above the national prime as is published from time to time in the Wall Street Journal.

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

Results of Operations

	For the three month periods ended June 30, 1997 and 1996, gross handle, customer wagers, decreased by $521,782, or 4.3%, from $12,032,243 in 1996 to $11,510,461 in 1997. The principal reason for this decrease was the ongoing investigation into the Company's Internet activities. In addition to the decrease in gross handle, net win and other revenues decreased by $233,319, or 37.2%, in 1997 as compared to 1996. This reduction was due primarily to a decrease in the net win percentage from 5.1% in 1996 to 2.2% in 1997. The net win percentage is a function of the amount of wagers placed less customer winnings. The decrease is attributable to a higher volume of wagering over the Internet in smaller amounts than previously wagered over the telephone. Thus, as a result of this decrease in net win, the Company loss $271,937 for this quarter as compared to a loss of $115,243 for 1996. In general, expenses were reduced by $77,165 regardless of the Company's current amortization policy of intangible assets which included a charge of $73,457 for this period in comparison to a charge of $1,500 for the same period last year.

Liquidity and Capital Resources

As a result of the Company's acquisitions in 1996 and investment in system development costs, gaming and software sub-licenses, working capital has been significantly impaired. Current liabilities exceed current assets by $1,587,684 as of June 30, 1997 as compared to $1,348,972 as of December 31, 1996. However, the Company believes that revenues will gradually increase from its subsidiaries in 1997 and provide earnings to assist in reducing working capital deficiencies. Furthermore, the Company continues to actively seek joint venture partners and private placement funding to obtain long term financing to alleviate current working capital deficits.

Government Regulation - Effect on Financing

The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the

United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or federal government regulators. The uncertainty of how the United States and other world governments will look upon gambling on the Internet may deter major financial and/or investment companies from participating in any capital venture with the Company. In this regard, on February 19, 1997, the Company was served with a warrant to produce all records involving gambling activities emanating from the United States. The Company has co-operated with the United States Attorney's office in Philadelphia in
providing such records.    In addition, in April of 1997, the
Attorney General for the State of Missouri filed a request for an injunction to restrict the Company from offering gambling over the Internet to Missouri residents. The Company denied all claims in the lawsuit including jurisdiction and agreed not to accept
applications from Missouri residents.   Legal proceedings are
currently ongoing concerning the indictments and judgement in this action. The Company continues to be proactive in the area of Internet gambling and has encouraged various government organizations to utilize its expertise in both Internet and legalized gambling operations to assist their regulatory agencies in creating and maintaining strict guidelines, rules and controls to effectuate the credibility, reporting and possible taxation of enterprises organized and licensed to operate gambling activities.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Notes 1 and 6 of notes to consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 1997 Annual Meeting of Shareholders of the Company was held June 30, 1997. At the annual meeting, management's nominees, Michael F. Simone, Lawrence E. Hirsch, Esquire, Jeffrey D. Erb and Michael F. Oryl, Jr. were elected to fill the four positions as directors of the Company. Voting was as follows: Mr. Simone, 4,480,000 shares for; Ms. Moscariello, 4,010,000 shares for; Mr. Hirsch, 10,000 shares for; Mr. Erb, 100,000 shares for; Mr. Oryl, 100,000 shares for; and no abstentions or broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1996. The Exhibit filed as part of this report is listed below.

Exhibit No.					Description
27 Financial Data Schedule

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.



Cash										                                       $  210,158
Marketable Securities					                               		0
Notes and Accounts Receivable                 					     495,677
Allowances for Doubtful Accounts					                    69,054
Inventory									                                        	0
Total Current Assets					                               647,343
Property, Plant and Equipment					                      501,949
Accumulated Depreciation						                          218,255
Total Assets								                                  3,731,512
Total Current Liabilities					                        2,235,027
Bonds, Mortgages and Similar Debt					                     0
Preferred Stock - Mandatory Redemption				                 0
Preferred Stock - No Mandatory Redemption			               0
Common Stock									                                    13,701
Other Stockholders' Equity					                       1,482,784
Total Liabilities and Stockholders' Equity		          3,731,512
Net Sales of Tangible Products                        					0
Total Revenues								                                1,068,109
Cost of Tangible Goods Sold						                          0
Total Costs and Expenses App. to Sales and Revenues	       0
Other Costs and Expenses						                        1,498,294
Provision for Doubtful Accounts					                      7,252
Interest and Amortization of Debt Discount			            17,887
Income Before Taxes and Other Items			                 (455,324)
Income Tax Expense							                                  0
Income/Loss Continuing Operations				                  (455,324)
Discontinued Operations							                             0
Extraordinary Items							                                 0
Cumulative Effect-Changes in Accounting Principles	        0
Net Income or Loss							                              (455,324)
Earnings Per Share - Primary					                          (.03)
Earnings Per Share - Fully Diluted				                     (.03)


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INTERACTIVE GAMING & COMMUNICATIONS CORP.


Dated: August 12, 1997

					By:		/s/ MICHAEL F. SIMONE
          				Michael F. Simone, President and Chief Executive Officer


					By:		/s/ FRED MICHINI
							Fred Michini, Chief Financial Officer