Form 10-Q
period 1997-09-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1997-11-14
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

			For the quarter ended September 30, 1997

 OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from ________ to _________

			Commission file number         33-7764-C


           INTERACTIVE GAMING & COMMUNICATIONS CORP._____________
(Exact name of registrant as specified in charter)


            Delaware                     					   23-2838676
(State or other jurisdiction of  			           (I.R.S. Employer
incorporation or organization)                 Identification No.)

     595 Skippack Pike, Suite 100, Blue Bell, PA      1942

      (Address of principal executive offices)	   		(Zip Code)

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

    As of November 12,1997 there were 13,701,290 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX


                                        											    Page No.

PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1.    Balance Sheets as of September 30, 1997
      and December 31, 1996 			                 	    	    3

2.   	Statement of Operations for the nine month
     	periods ended September 30, 1997 and September      4
      30, 1996

3.    Statements of Cash Flows for the nine month
      periods ended September 30, 1997 and September      5
      30, 1996

4.   Notes to consolidated financial statements	         6-9


     Item 2.	Management's Discussion and Analysis of
	   	Financial Condition and Results of Operations	     10-11


PART II. 	OTHER INFORMATION

Item 1.	Legal Proceedings	                      						   11

Item 6.	Exhibit 27, Financial Data Schedule
            (For Electronic Filing Purposes Only)			     12


SIGNATURES                                               13

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
AND YEAR ENDED DECEMBER 31, 1996

                                                 SEP              DEC
                                        								1997             1996
							                                    	(UNAUDITED)
                     ASSETS

CURRENT ASSETS:
  Cash 	                            					$      70,173 	   	$    208,020
  Restricted cash			                         		200,000        			200,000
  Accounts receivable, net of
    allowance for doubtful accounts
    of $67,998 in 1997 and $61,802
    in 1996					                              	335,938 	       		274,108
  Note receivable					                          57,663         			56,994
  Other						                                  	10,562         			10,969

  Total current assets		                     		674,336	        		750,091

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, Net	     262,948        			401,436

INTANGIBLE ASSETS:
  Systems development costs	                    		-         			1,652,149
  Gaming and software sub-licenses,
    Net of amortization		                  		2,702,693       		1,150,804
  Gaming licenses,
   Net of amortization	                      				4,761         			25,000

  Total intangible assets		                 	2,707,454      			2,827,953

OTHER ASSETS		                               			28,884		         	28,884

TOTAL		                               				$  3,673,622	    	$  4,008,364


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable		                       		$    486,065	    	$    400,000
  Customers' credit balances		                	867,948	      		1,114,698
  Customers' security deposits		               200,075        			146,051
  Accounts payable and accrued expenses	       576,698        			438,314

Total current liabilities	                 		2,130,786      			2,099,063

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value,
    25,000,000 shares authorized,
    13,701,290 issued and outstanding          	13,701		         	13,672
    Additional paid-in capital	             	2,676,296      			2,633,817
    Deficit					                           	(1,147,161)	      		(738,188)

Total stockholders' equity	                		1,542,836	      		1,909,301

TOTAL		                              					$  3,673,622    		$  4,008,364

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996


					                     	THREE MONTHS ENDED         		NINE MONTHS ENDED
						                    1997	       	1996		          1997      		  1996

					                       	(UNAUDITED)                 			(UNAUDITED)

GROSS HANDLE	         	$8,212,588  	$13,169,154  		$37,633,396	  	$38,052,635

LESS CUSTOMER WIN	     	7,842,770  		12,579,664   		36,430,490	   	35,988,310

NET WIN	                		369,818     		589,490    		1,202,906    		2,064,325

OTHER REVENUES:
  Membership fees		           414      			1,575	      		56,443       		11,675
  Other	               			279,681       		2,397     			458,673	       	17,958

  Total other revenues    280,095         3,972        515,116         29,633

NET WIN AND OTHER
  REVENUES               	649,913	      593,462	     1,718,022	    	2,093,958


EXPENSES:
  Salaries	             		158,969     		184,504       	551,978       	460,830
  Telephone		              63,834      	151,301	       281,303       	325,990
  Legal and professional	  82,909       	93,632	       346,925	       290,393
  Advertising	             49,387       	92,971       	128,551       	343,403
  Provision for doubtful
    accounts	              (1,056)      	79,884	         6,196      		155,137
  Rent                    	55,575       	82,870	       163,142	       190,376
  Officers' salaries	      12,000       	42,653        	55,615	       159,228
  Office                  	14,300	       44,909	       100,040       	105,486
  Travel and related
    expenses	              10,249       	47,314        	54,037       	137,769
  Depreciation            	23,805       	73,530        	71,724       	106,662
  Amortization            	62,962        	1,500	      	209,523         	4,500
  Auto	                    	8,551       		 -           	24,324          	-
  Insurance	              	14,867        	9,442	       	35,677         	9,442
  Interest	                	9,200	       	7,373       		27,087        	14,129
  Bank charges             	6,968	      	15,386	        19,231        	15,386
  Repairs and maintenance   3,857       		6,936       	 11,617        	16,848
  Services and other fees  	5,343        	1,500       		15,250        	11,447
  Other	                  	21,841       	(6,080)       	24,774        	35,992

  Total expenses         	603,561      	929,625	     2,126,994     	2,383,018

  Net (loss) income  	$    46,352	  $  (336,163)  	$  (408,972)  	$  (289,060)

 (Loss) earnings per
  common share       	$      0.00  	$     (0.03)  	$     (0.03)  	$     (0.02)

  Weighted average
  common shares
  outstanding        		13,686,665   		11,572,040	   	13,701,290   	11,572,040


See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         								SEP          			SEP
						                                        		1997	         		1996
								                                           	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income		                     		$(408,972)    		$ (289,060)
  Adjustments to reconcile net
    (loss) income  to net
    cash (used in) provided by
    operating activities:
      Depreciation and amortization	         	281,247	         111,162
      Provision for Doubtful Accounts          	6,196	        	155,137
      (Increase) decrease in assets:
        Accounts receivable		                	(68,026)       	(310,274)
        Other receivable		                       	407
	Increase (decrease) in liabilities:
	  Customers' credit balances	              	(246,750)         	74,624
        Customers' security deposits	         	54,024         	107,025
	  Accounts payable and accrued expenses     	138,384        	(134,734)

	    Net cash (used in) provided by
	     	operating activities	               	 (243,490)       	(286,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and leasehold
    improvements		                         			(22,261)	       (125,959)
  Purchase of systems development costs	        	-	            (45,000)
  Increase in note and loans receivable	        	(669)       	(142,794)
  Capitalization of systems development costs            			(1,329,576)
  Increase in security deposits		               	-           		(16,252)

  Net cash used in investing
    activities			                            	(22,930)     	(1,659,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable	               		86,065         	200,000
  Proceeds from issuance of common stock      	42,508       	1,259,948

  Net cash provided by (used in)
    financing activities	                   		128,573       	1,459,948

(DECREASE) IN CASH                       				(137,847)       	(485,753)

CASH, BEGINNING		                          			208,020         	667,766

CASH, ENDING		                           		$   70,173     		$  182,013


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

The consolidated balance sheet for the period ended September 30, 1997 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's business is conducted through its wholly owned subsidiaries which are legally organized in Grenada and licensed by the Grenadan governments to conduct its business. The subsidiaries' business activities in its Gaming and Licensing Division emanating from outside Grenada (customers' wagers) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. Presently, the Company's wagering operations are under investigation by the federal government. The investigation is apparently based on the assumption that there may be a violation of federal laws if an illegal gambling business was being conducted from the Company's corporate offices in Blue Bell, Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe that the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted in the United States. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the United States regulatory powers and laws relating to gaming activities. In May of 1997, the Company filed an amended motion to quash the subpoenas issued from the United States District Court on the grounds that the laws of Grenada pertaining to secrecy and confidentiality could be violated by individual compliance. The Court denied the motion, noting that the subpoenas were directed to the Company and not to individuals. On July 30, 1997, the Company made a good faith effort to comply with the subpoenas and delivered relevant documents. Individuals from the Company under subpoena have been advised that their scheduled appearances have been continued indefinitely. The Company intends to cooperate in all aspects of the investigation based upon the belief that it has nothing to hide and has done nothing wrong. No assurance can be given that management's beliefs are correct as to the legality of its gambling operations or the Company's basis therefore, nor any assurance be made that the Company will ultimately prevail in any judicial proceedings.

In April of 1997, the State of Missouri sought an injunction in its courts seeking to restrict the Company from offering

     INTERACTIVE GAMING & COMMUNICATIONS CORP.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum jurisdiction of the Company or of Mr. Simone. Once again, no assurance can be given that this view is judicially correct, nor can assurance be given that the Company will prevail in these proceedings.

2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at September 30, 1997 and December 31, 1996:

                           							   		    1997	          1996

 		Furniture, fixtures and  equipment    $475,380	      $542,218

 		Leasehold improvements	             	   29,628	        29,628
                                        _________      _________
                          						  	       505,008        571,846

   Less accumulated depreciation          242,060	       170,410
                                        _________      _________
Total                                    $262,948       $401,436

(NOTE: A reclassification from furniture, fixtures and equipment as reflected on the Balance Sheet for December 31, 1996 in the amount of $89,238 was made to Intangible Assets, Gaming and Software Sub-License for software that began to amortize in January of 1997.)

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INTANGIBLE ASSETS

	As of December 31, 1996, System Development Costs amounting to $1,652,149 and Gaming and Software Sub-licenses amounting to
$1,150,804 were not effectively placed in service. Beginning
January 1997, the Company began amortizing over estimated
useful lives of twelve years.  The Master Gaming License in
the amount of $40,000 is being amortized over a one year
period. Intangible Assets consist of the following as of
September 30, 1997 and December 31, 1996:
                                         1997	          1996

 		System Development Costs  	      $  	  -          $1,652,149
 		Gaming and Software Sub-license     2,891,977      1,150,804
	 	Gaming License					                    40,000	        40,000
							                             ____________    ___________
	                           							    2,931,977     	2,842,953

   Less accumulated amortization	        224,523	        15,000
	                                    ___________    ___________
Total                                 $2,707,454     $2,827,953

4.	NOTE PAYABLE

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

Results of Operations

	For the three month periods ended September 30, 1997 and 1996, gross handle, customer wagers, decreased by $4,956,566, or 37.6%, from $13,169,154 in 1996 to $8,212,588 in 1997. The principal reason for this decrease was the ongoing investigation into the Company's Internet activities and a decrease in advertising expenditures for new customers. However, net win and other revenues increased by $56,451, or 9.5%, in 1997 as compared to 1996. Although the net win percentage remained relatively the same as 1996, namely 4.5%. the increase in revenues was due primarily to the sale of gaming and software licenses amounting to $160,000 in 1997. The net win percentage is a function of the amount of wagers placed less customer winnings. The increase in revenues from the sale of gaming and software licenses is indicative of the Company's change in management goals to license qualified Internet Casino operators. Thus, as a result of this increase in licensing revenues and affirmed cost reduction measures in many of its expense categories, the Company earned $46,352 for this quarter as compared to a loss of $336,163 for 1996. In general, expenses were reduced by $323,064 regardless of the Company's current amortization policy of intangible assets which included a charge of $62,962 for this period in comparison to a charge of $1,500 for the same period last year.

Liquidity and Capital Resources

As a result of the Company's acquisitions in 1996 and investment in system development costs, gaming and software sub-licenses, working capital has been significantly impaired. Current liabilities exceed current assets by $1,456,450 as of September 30, 1997 as compared to $1,348,972 as of December 31, 1996. However, the Company believes that licensing revenues will gradually increase in 1997 and provide earnings to assist in reducing working capital deficiencies. Furthermore, the Company continues to negotiate with qualified investors and anticipates a significant change in its liquidity by the end of the year.

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


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1996. The Exhibits filed as part of this report is listed below.

Exhibit No.					Description
      27				    Financial Data Schedule

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

Cash								                             		  $  270,173
Marketable Securities						                       	0
Notes and Accounts Receivable					              403,936
Allowances for Doubtful Accounts					            67,998
Inventory									                                	0
Total Current Assets						                     	674,336
Property, Plant and Equipment					             	505,008
Accumulated Depreciation				                 			242,060
Total Assets								                          3,673,622
Total Current Liabilities					                2,130,786
Bonds, Mortgages and Similar Debt				             	0
Preferred Stock - Mandatory Redemption			         	0
Preferred Stock - No Mandatory Redemption		       	0
Common Stock									                            13,701
Other Stockholders' Equity					               1,529,135
Total Liabilities and Stockholders' Equity		  3,673,622
Net Sales of Tangible Products				                	0
Total Revenues								                        1,718,022
Cost of Tangible Goods Sold					                  	0
Total Costs and Expenses App. to Sales
  and Revenues                                    	0
Other Costs and Expenses						                2,093,711
Provision for Doubtful Accounts					              6,196
Interest and Amortization of Debt Discount			    27,087
Income Before Taxes and Other Items			        (408,972)
Income Tax Expense							                         	0
Income/Loss Continuing Operations			          (408,972)
Discontinued Operations					                     		0
Extraordinary Items							                        	0
Cumulative Effect-Changes in
     Accounting Principles                        	0
Net Income or Loss							                     (408,972)
Earnings Per Share - Primary	    				             (.03)
Earnings Per Share - Fully Diluted    				        (.03)


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					INTERACTIVE GAMING & COMMUNICATION CORP.


Dated: November 14, 1997

					By:		/s/ MICHAEL F. SIMONE
                   				Michael F. Simone, President
                                   and Chief Executive Officer



					By:		/s/ FRED MICHINI
							Fred Michini, Chief Financial
							Officer