Form 10-K/A
period 1996-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-01-30
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K/A


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

TABLE OF CONTENTS

                                                                    Page
Part I

1. Business                                                          1
2. Properties                                                        4
3. Legal Proceedings                                                 5
4. Submission of Matters to a Vote of Securities Holders             5

Part II

5. Market Price for Registrants Common Equity and Related
   Stockholder Matters                                               6
6. Selected Financial Data                                           8
7.Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               11
8. Financial Statements and Supplementary Data                      13
9, Changes in and Disagreement with Accountants on
   Accounting and Financial Disclosure                              35

Part III

10. Directors and Executive Officers of the Registrant              35
11. Executive Compensation                                          38
12. Security Ownership of Certain Beneficial Owners
    and Management                                                  39
13. Certain Relationships and Related Transactions                  40

Part IV

14. Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K                                                        41

    Exhibit 27, Financial Data Schedule (For electronic Filing
    Purposes Only)                                                  42

    Signatures                                                      43

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

Intellectual Property

The Company holds no patents or trademarks for its software.

Government Regulation

The business of the Company's Gaming and Licensing Division is conducted through its wholly owned subsidiaries which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The subsidiaries' business activities emanating from outside Grenada (customers' wagers and licensing) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. In this regard, Item 3, Legal Proceedings, is hereby incorporated by reference and there are no assurances that the outcome of these proceedings will materially effect the manner in which the subsidiaries conduct its business in the future. The Company's legal position, after extensive advice of counsel, Robert Flynn, Esquire, is that its gaming and gambling operations, conducted in Grenada, are not subject to regulation by the United States or its constituent states or commonwealths therein.

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

The Company estimates that are 20 sports books and 80 online casinos offering similar type services. However, since the majority of these enterprises are privately owned, and financial information is not publicly available, the Company is unable to evaluate its position among its competitors.

ITEM 2. PROPERTIES

To conduct the business of its Gaming and Licensing Division, its subsidiaries presently lease and occupy approximately
5,500 square feet in St. George's, Grenada for its office and living quarters for non-Grenadan employees. The leases are for a maximum of three years and, in some cases, on a month-to-month basis. The leases expire on various dates through August 1997. The leases provide for current annualized rent of approximately $70,000. All leases scheduled to expire have renewal clauses which the Company intends to extend, if appropriate, when said leases expire.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 versus 1995


Gross handle and other revenues increased by $10,665,559, or 22.5%, from $47,817,172 in 1995 to $58,482,731 in 1996. Net win and other revenues increased by $271,209, or 10.3%, from $2,627,286 in 1995 to $2,898,495 in 1996. The increase in gross handle, net win and other revenues in 1996 resulted from Internet wagering which did not exist in 1995. The Company's domestic presence in the U.S. together with its move to Grenada from Antigua and other related costs that flowed through to the Consolidated Statement of Operations attributed to the increase of expenses by $1,176,827, or 48.7%, from $2,417,588 in 1995 to $3,594,415 in 1996. The dramatic increase in such expenses as Legal and Professional, Salaries and Telephone were directly related to the acquisitions of our subsidiaries and the increased personnel that go along with these acquired businesses.

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

Liquidity and Capital Resources

The Company continued its growth trend of doubling its asset base from $804,038 in 1994 to $1,931,886 in 1995 to $4,008,364 in 1996. The Company's growth was achieved through the subsidiary acquisitions of Intersphere and Global described above and the resulting capitalization of the acquired proprietary software product and exclusive gaming license. There are no significant plans or demands for any further capital expenditures within the next year.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost.
Depreciation and amortization are provided for on the straight-line method over the estimated useful lives of the assets, estimated at 5 years for equipment and for leasehold improvements.

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


See Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On March 27, 1996, the Company filed Form 8-K announcing the change in independent accountants. The Company engaged Parente, Randolph, Orlando, Carey and Associates to perform an audit for the year ended December 31, 1995. This decision was approved by the Company's management. No disagreements were reported.



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
	Lawrence E. Hirsch, Director and Vice President

                   Daniel L. Lieberman
               Certified Public Accountant

                  REPORT OF INDEPENDENT
               CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Sports International Ltd.
Blue Bell, Pennsylvania

I have audited the consolidated balance sheet of Sports International, Ltd. (a Delaware corporation) as of December
31, 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports International, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying index to consolidated financial statements and related information of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Daniel L. Lieberman

Old Westbury, New York
April4, 1995

                   Daniel L. Lieberman
               Certified Public Accountant

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S CONSENT

I consent to the incorporation by reference of my report dated April 4, 1995, on my audit of the consolidated balance sheet of Sports International, Ltd. (a Delaware corporation) as of December 31, 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended, in Form 10-K of Sports International, Ltd. for the year ended December 31, 1995.

/s/ Daniel L. Lieberman

Old Westbury, New York
March 27, 1996