Form 10-K/A
period 1996-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-02-10
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K/A2


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1996 versus 1995


Gross handle and other revenues increased by $10,665,559, or 22.5%, from $47,817,172 in 1995 to $58,482,731 in 1996. Net win and other revenues increased by $271,209, or 10.3%, from $2,627,286 in 1995 to $2,898,495 in 1996. The increase in gross handle, net win and other revenues in 1996 resulted from Internet wagering which did not exist in 1995. The Company's domestic presence in the U.S. together with its move to Grenada from Antigua and other related costs that flowed through to the Consolidated Statement of Operations attributed to the increase of expenses by $1,176,827, or 48.7%, from $2,417,588 in 1995 to $3,594,415 in 1996. The dramatic increase in such expenses as Legal and Professional, Salaries and Telephone were directly related to the acquisitions of its subsidiaries, Intersphere and Global, on November 4, 1996 and the increased personnel that go along with these acquired businesses. These subsidiaries were acquired for, in the aggregate, 2,100,000 of restricted shares previously unissued common stock of the Company. Intersphere and Global will contribute additional revenue in future years to the Company resulting from software license fees related to its proprietary product and exclusive master license to conduct gambling operations from the Country of Grenada, respectively.


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