Form 10-K
period 1997-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-07-09
CIK 799197

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended        December 31, 1997

Commission file Number     33-7764-C

       INTERACTIVE GAMING & COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter.)

    Delaware                          23-2838676
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

4070 Butler Pike, Suite 300, Plymouth Meeting, PA    19462
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(610) 941-0305

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

Yes [X]  No [ ]

As of June 18, 1998, there were 13,701,290 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $517,651 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on June 18, 1998.

TABLE OF CONTENTS

                                                                    Page
Part I

1. Business                                                          1
2. Properties                                                        4
3. Legal Proceedings                                                 4
4. Submission of Matters to a Vote of Securities Holders             5

Part II

5. Market Price for Registrants Common Equity and Related
   Stockholder Matters                                               6
6. Selected Financial Data                                           8
7.Management's Discussion and Analysis of Financial
  Condition and Results of Operations                               11
8. Financial Statements and Supplementary Data                      13
9, Changes in and Disagreement with Accountants on
   Accounting and Financial Disclosure                              34

Part III

10. Directors and Executive Officers of the Registrant              34
11. Executive Compensation                                          37
12. Security Ownership of Certain Beneficial Owners
    and Management                                                  38
13. Certain Relationships and Related Transactions                  39

Part IV

14. Exhibits, Financial Statement Schedules, and Reports on
    Form 8-K                                                        40

    Exhibit 27, Financial Data Schedule (For electronic Filing
    Purposes Only)                                                  41

    Signatures                                                      42

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

Nature of Operations

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC) Market Bulletin Board under the trading symbol "SBET". The Company is comprised of two subsidiaries, Global Gaming Corp. (Grenada) ("Global") and Intersphere Communications, Ltd. (Grenada) ("Intersphere"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

As discussed in Note 17 to the financial statements, incorporated herein, the Company implemented a plan to divest its subsidiaries engaged in international Internet sports book and casino gaming. Therefore, the consolidated financial statements include the accounts of Sports International, Ltd. (Grenada) ("Sports") and Global Casinos, Ltd. (Grenada) ("Casinos"), the two subsidiaries sold on March 18, 1998, as discontinued operations.

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

Intersphere is a software development, marketing and communications company specializing in the Internet market. Intersphere developed the WiseGuy Sports Wagering (Wise Guy) system, the first sports wagering system that allows casino sports books to take a wager from a customer over the Internet. The WiseGuy system was used by Sports in 1997. Intersphere's revenues are derived from Web Page Development and Design, traditional advertising, licensing of the Wise Guy system and the development of other related software products.

Casinos operated one of the world's first Internet Casino and Sports book. By accessing the Company's Internet site, a betting enthusiast could play and place wagers on a variety of casino games and sporting events. Casinos operated its business under a gaming license issued and authorized by the government of Grenada.

Sports operated an international Internet sports book. Sports betting enthusiasts, once they established an account, could place a wager on just about any sporting event over the phone or the Internet via a personal computer. Wagers were accepted on all major sporting events in the U.S. and Europe. Sports operated its business under a gaming license issued and authorized by the government of Grenada. Sports was the principle source of revenue for the Company, generally accounting for 73%, 95% and 100% of the Company's net revenues for the years ended December 31, 1997 and 1996, and 1995, respectively, before discontinuance of operations.

Industry Segments

The gaming industry is comprised of five separate service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling; (3) lotteries;
(4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) sports book.

The Company operates in the casino segment via the Internet utilizing proprietary software developed by its subsidiaries and joint venture affiliates. The Company derives its revenues from licensing, royalties, traditional advertising and Internet related development and design services.

Marketing

The Company primarily advertises its licenses and services during peak periods of sporting events (September through April) in gambling related magazines and newspapers, and will continue this method of advertising in the future. The success of increased revenues is directly dependent upon the amount of advertising in both conventional and Internet markets.

Intellectual Property

The Company holds no patents or trademarks for its software.

Government Regulation

The licensing business of the Company is conducted through its wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The business activities of Sports and Casinos emanating from outside Grenada (customers' wagers and licensing) may become materially affected by regulations, laws or statues that may be promulgated by the various foreign, federal, state and/or local governments or their respective agencies in the future or the enforcement of such laws or regulations. In this regard, Item 3, Legal Proceedings, is hereby incorporated by reference and there are no assurances that the outcome of these proceedings will materially effect the manner in which the subsidiaries conduct its business in the future. The Company's legal position, after extensive advice of counsel, Robert Flynn, Esquire, is that its gaming and gambling operations, conducted in Grenada, are not subject to regulation by the United States or its constituent states or commonwealths therein.

Future Developments

In March 1997, the Company launched its live Internet casino and sportsbook via its Casino subsidiary and an Internet casino via its Sports subsidiary. The first entertainment offered to its customers was a slot machine tournament followed by blackjack and poker games. Sports and Casinos were sold in March 1998.
The Company plans to develop more live games in the third quarter of 1998, which will be offered, for licensing by Intersphere to qualified businesses.

The Company also has plans to develop an interactive horse racing system for the Internet World Wide Web to be offered by Intersphere to thoroughbred horse tracks throughout the world.


Employees

As of June 18, 1998, the Company had 10 full-time employees: 3 software engineers; 1 graphic designers; 2 marketing personnel; 1 HTML writer; and 3 employees engaged in service support. The ompany also utilizes full-time and part-time consultants on an as-needed basis. None of the company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

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

The Company estimates that there are 20 sports books and 80 on-line casinos offering similar type services. However, since the majority of these enterprises are privately owned, and financial information is not publicly available, the Company is unable to evaluate its position among its competitors.





ITEM 2. PROPERTIES

Commencing January 1, 1996, the Company entered into a three-year lease for its corporate headquarters and the Advertising/Software
Division in Blue Bell, Pennsylvania. The lease provides for current annualized rent of approximately $72,000.

Commencing December 9, 1997, the Company entered into a new four-year lease for its corporate and subsidiary, Intersphere, headquarters in Plymouth Meeting, Pennsylvania. The lease provides for current annualized rent of approximately $49,000.



ITEM 3.  LEGAL PROCEEDINGS

On February 18, 1997, a search warrant (the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being conducted from its premises
in Pennsylvania.   Based on the advice of counsel with significant
criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the U.S.
criminal laws relating to gaming activities. The Company, through counsel, while co-operating fully with the officials of the United States, intends to move to quash the Warrant and subsequent subpoena in the United States District Court on the grounds that jurisdiction is lacking. Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with the Warrant and subpoena, no assurance can be given that management's beliefs as to the criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail. In addition, the State of Missouri in April 1997 sought an injunction in its courts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through its counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum jurisdiction of the Company or of Mr. Simone. Once again, no assurance can be given that this view is judicially correct, nor can assurance be given the Company will prevail in these proceedings which are under appeal.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of securities holders during year ended December 31, 1997.

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

         	                  1997                1996             1995
	                        High   	Low	      High    	Low     	High    	Low

First Quarter          	1 7/8	    1   	   1 3/16   	5/8    	5 1/4   	.75
Second Quarter         	1 1/16  	5/8     	3 3/16   	5/8      	3     	.75
Third Quarter	          .50     	.34     	2 5/8   	1 1/2     	2      	7/8
Fourth Quarter          	5/16	   .13     	2        	7/8    	2 1/8   	.75

On June 18, 1998, the last reported sales price for the Common
Stock was $.14.

On June 18, 1998, the Company had approximately 511 shareholders.

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

Description of the Company's Securities

Common Stock

The authorized capital stock of the Company consists of 25,000,000 shares, $.001 par value ("Common Stock"), of which 13,701,290 shares are issued and outstanding as at June 18, 1998.

Approximately 10,807,369 shares of Common Stock issued in connection with the reverse merger acquisition, conversion of Notes, and for certain services and the gaming license are "restricted" shares, as such term is used in Rule 144 of the Securities Act of 1993, as amended.

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

On June 30, 1997, the Company issued 29,250 shares of restricted common stock in settlement of service of $42,000 rendered in the development of the "Virtual Casino" software.

Preferred Stock

In May 1995, the shareholders approved an amendment of the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December 31, 1997, no preferred stock of the Company had been issued.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented on the following tables for, and as of the end of, each of the years or periods ended for the three year period ended December 31, 1997, are derived from the financial statements of the Company reflecting both income from continuing and discontinued operations. The financial statements for the years ended December 31, 1997, 1996 and 1995 have been audited by Parente, Randolph, Orlando, Carey & Associates. The 1995 Selected Financial Data includes solely the operations of Sports International, Ltd. (Antigua). The 1996 and 1997 Selected Financial Data includes the consolidated reporting of all the Company's subsidiaries included by reference herein.

The selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	                                    1997	        1996	        1995
  		                                               (1)

Income Statement Data :

Revenues                    $    689,663    	$    113,386     $   0

Expenses                       2,311,493          972,879         0


Loss from continuing
 operations before
 income tax benefit	          (1,621,830)	       (859,493)        0

Deferred income tax benefit      100,000             0            0

Loss from continuing
 operations	                  (1,521,830)        (859,493)        0

Income from discontinued
 operations	                      18,637          163,573        209,698

Net (loss) income	         $  (1,503,193)    $   (695,920)  $    209,698

Basic (loss) earnings
 per common share:
  Continued operations          $ (0.11)          $ (0.07)     $  0
  Discontinued operations	          0	               0.01        0.02
   Net (loss) income per share	$ (0.11)           $ (0.06)     $ 0.02
Weighted average
 Common shares Outstanding	  13,682,752	       11,512,656	     10,404,110

	                                  1997           1996          1995
	                      	                          (1)

Balance Sheet Data:
Working capital (deficit)	$(  630,477)	     $(  294,602)  	$  (352,100)

Total assets	             $ 2,864,345      $ 4,008,364     $ 1,931,886

Deficit                   $(2,241,381)     $  (738,188)    $   (42,268)

Stockholders' equity
 (deficit)                $    448,616      $1,909,301     $    303,926

(1)	See Note 13 to the consolidated financial statements of
Item 8 of this Form 10-K for 1996 acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In March 1998, the Company sold its two gaming subsidiaries Sports and Casinos. Therefore the Consolidated Statement of Operations for 1997, 1996, and 1995 have been restated to reflect the results from the continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for 1997 were $553,152 as compared to $113,386 for 1996. There were no such revenues in 1995. The increase in revenues resulted from the acquisition of Intersphere and Global in October 1996 which reflected three months of revenue as compared to twelve months of
revenue in 1997.   Licensing and royalties fees for gaming and
software licenses accounted for 46% of the revenues reported for 1997 and 5% of the revenues reported for 1996 from continuing operations. The remaining revenues were generated from advertising and other Internet related services. There was no revenue or related expense from continuing operations in 1995. Expenses from continuing operations increased from $972,879 in 1996 to $1,465,681 in 1997 mainly as a result of depreciation and amortization, insurance, interest and other related charges for conducting a full year of business as primarily a licensing and development company in the gaming and Internet markets.

Results of operations for the discontinued operations of Sports and Casinos reflect a decrease in gross handle from $58,482,731 in 1996 to $43,995,036 in 1997 or $14,487,695. Net win and other revenues also decreased by $1,158,170 from $2,785,109 in 1996 to $1,626,939 in
1997. Expenses decreased by $1,013,234 in 1997. The decreases in both revenue and expenses resulted from the Company's increased efforts to sell Sports and Casinos and divest itself from wagering activities.

Liquidity and Capital Resources

The Company's working capital deficit from continuing operations increased by $335,875, or 114%, from $294,602 in 1996 to $630,477 in 1997. The increase in deficit was attributable, in the main, to loss from operations amounting to $1,503,193 in 1997.

Further cost reductions and anticipated revenue growth from licensing as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit. In addition, current payments of principal and interest on the $4,990,000 note from the sale of Sports and Casinos in March 1998 should further enhance the working capital position and reduction in deficit beginning in the third quarter of 1998. The first eighteen monts of the note only require monthly payments of interest on the unpaid principal portion that would amount to approximately $35,000 per month or $420,000 per year.

If the outlook for greater revenues and reduced expenditures does not meet its goals, then the Company will seek joint venture partners or private placement funding to obtain capital to meet current working capital demands. The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1996 with its strategic alliances to develop new proprietary products and the sale of Sports and Casinos in 1998. However, there are no assurances that management's future actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.



Government Regulation - Effect on Financing

The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or federal government regulators. However, with the sale of Sports and Casinos in 1998, the Company is no longer involved with customers' wagers. But there continues to remain the uncertainty of how the U.S. and other world governments will look upon gambling on the Internet which may deter major financial and/or investment companies from participating in any capital venture with the Company. In this regard, on February 19, 1997, the Company was served with a warrant to produce all records involving gambling activities emanating from the U.S. The Company has co-operated with the U.S. Attorney's office in Philadelphia in providing such records. In addition, the State of Missouri in April 1997 sought an injunction in its courts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through its counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum jurisdiction of the Company or of Mr. Simone. Once again, no assurance can be given that this view is judicially correct, nor can assurance be given the Company will prevail in these proceedings which are under appeal.

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

The Company will focus its efforts on software development such as a platform for Internet horse racing and licensing its proprietary products and exclusive licensing privileges for future revenues. The Company has effectively exited the Internet gaming business involving the acceptance of customers' wagers with the sale of its gaming subsidiaries Sports and Casinos in March 1998 and will be engaged principally in its gaming and entertainment software development business.


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

INDEPENDENT AUDITORS' REPORT

Board of Directors
Interactive Gaming & Communications Corp.
Plymouth Meeting, Pennsylvania:

	We have audited the accompanying consolidated balance sheets of Interactive Gaming & Communications Corp. and its subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Gaming & Communications Corp. and its subsidiaries at December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

	The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 3 to the financial statements, the Company has negative working capital at December 31, 1997 and 1996 and negative cash flows from operations for the year ended December 31, 1997.
The majority of the Company's continuing and discontinued operations were financed by cash flows from its discontinued operations including customers' credit balances and security deposits, which remained on deposit until customers requested repayment. These subsidiaries were sold in 1998. The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. The Company incurred a net loss of $1,503,193 in 1997 and $859,493 in 1996 and there is no assurance that profitable operations will be achieved in the future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES

Philadelphia, Pennsylvania
May 29, 1998

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996

		1997		 1996
ASSETS

CURRENT ASSETS:
    Cash 	                     	 $      15,250  		 $    66,121
    Accounts receivable,
    net of allowance for
    doubtful accounts
    of $113,000 in 1997                 68,516 		       88,702
    Deferred tax asset                 100,000            -
    Net current assets
    of discontinued
    operations		                       529,754 		      595,268

          Total current assets		       713,520 		       750,091

EQUIPMENT, Net	   	                    100,420 		       124,349

INTANGIBLE ASSETS:
    Systems development costs, net	  1,449,235 	 	    1,652,149
    Gaming and software
     sub-licenses, net                 377,021  		    1,150,804

        Total intangible assets		    1,826,256 	 	    2,802,953

OTHER ASSETS 		                          1,118 		        -

NET NONCURRENT ASSETS OF
 DISCONTINUED OPERATIONS               223,031          330,971

                    TOTAL	       	 $ 2,864,345   		 $ 4,008,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable	                   	$286,065      	$	200,000
    Bank overdraft	                   	$74,109            -
    Accounts payable and accrued
    expenses		                         454,039 		      249,425
    Net current liabilities of
    discontinued operations          1,601,516       1,649,638

        Total current liabilities 		$2,415,729    		$2,099,063

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par
    value, 25,000,000 shares
    authorized,  13,701,290 and
    13,672,040 shares issued
    and outstanding in 1997 and
    1996, respectively		                13,701 		       13,672
    Additional paid-in capital		     2,676,296 		    2,633,817
    Deficit		                       (2,241,381)		     (738,188)

     Total stockholders' equity	  	    448,616 		    1,909,301

                    TOTAL       		 $ 2,864,345  		 $ 4,008,364

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

	        									            	    	1997	         	1996        		 1995
REVENUES:
	Gaming and software
       licensing fees, net		       328,529 		      70,000 		       -
	Advertising                       159,066 		         - 	   	      -
      Program and design fees      111,656            -            -
      Rental Income                 67,648            -            -
	Other                              22,764            -            -
      Interest Income                 -             43,386         -

		Total revenues	                  689,663 	 	     113,386 		      -

EXPENSES:
      Impairment of gaming
       sub-license                 709,301            -            -
	Salaries                          437,105  		     456,400 		      -
	Depreciation and amortization     299,798          15,009         -
      Advertising                  194,284          19,767         -
      Legal and professional       159,587         124,472         -
      Rent                         116,061         106,840         -
      Provision for doubtful
       accounts                    113,000            -            -
      Office                        59,373          65,101         -
      Telephone                     52,692          69,585         -
      Insurance                     46,401          23,895         -
      Travel and related expenses   26,071          42,663         -
      Other                         25,578          10,752         -
      Auto                          22,963          19,270         -
      Interest                      21,908           5,119         -
      Bank Charges                  12,856           2,302         -
      Repairs and maintenance        7,740          10,110         -
      Services and other fees        6,775           1,594         -

		Total expenses                 2,311,493 	   	   972,879         -

Loss from continuing operations
 before income tax benefit      (1,621,830)       (859,493)        -

Deferred income tax benefit        100,000            -            -

Loss from continuing operations (1,521,830)       (859,493)        -

Income from discontinuing
 operations                         18,637         163,573       209,698

Net (loss) income 			    	 $    (1,503,193)   $   (695,920)	 $   209,698

Basic (Loss) earnings per
 common share:
  Continued operations     $     (0.11)		     $      (0.07)	 $     -
  Discontinued operations          -          $       0.01   $      0.02

Net (loss) income per
 common share:             $   (0.11)         $  (0.06)       $     0.02

Weighted average
 common shares
	outstanding				          		  13,682,752 		   11,512,656 	  10,404,110

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                        		 COMMON STOCK 			  ADDITIONAL 		           STOCK-
		                      SHARES 				            PAID-IN 		            HOLDERS'
		                    OUTSTANDING 		 AMOUNT 		 CAPITAL 		 DEFICIT 		 EQUITY
BALANCES, JANUARY
1, 1995		           $10,379,066 		$10,379 	 	$293,300 	($251,966)   		$51,713

Common stock issued for
    services and gaming
    license		           563,500 		    563 		   41,952       -          42,515
Net income for 1995		       - 		       - 	       -  		   209,698      209,698

BALANCES, DECEMBER
 31, 1995	           10,942,566 		 10,942 	   335,252  	 (42,268)     303,926

Common stock
issued in private
    offering		          375,000     		375  	 	749,626 		    - 		      750,001
Warrants issued
in private
    offering		                - 		      -     		1,000       - 		        1,000
Common stock issued for
    services		          254,474     		255   		508,692 	     - 		      508,947
Common stock issued
for acquisitions		    2,100,000 	  	2,100 		1,039,247 	    - 	    	 1,041,347
Net loss for 1996		          - 		      - 		      - 		   (695,920)    (695,920)

BALANCES, DECEMBER
31, 1996		           13,672,040 $  13,672   2,633,817   (738,118) $ 1,909,301

Common stock
issued for		             29,250 		     29 		   42,479 		      - 		     42,508
    services
Net loss for 1997		       - 		     - 		      - 		   (1,503,193)		  (1,503,193)

BALANCES, DECEMBER
31, 1997	          	$13,701,290 		$13,701 	$2,676,296	($2,241,381) 	$448,616


See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 		1997	       	1996	      	 1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
    Net (loss) income	    	 $   (1,503,193)		 $ (695,920)		 $ 209,698
    Adjustments to
    reconcile net (loss)
    income  to net
    cash (used in)
    provided by operating
    activities:
      Depreciation and
      amortization		             299,798 		    15,009 		    -
      Change in net assets
        and liabilities of
        discontinued operations  167,841        679,235       162,731
      Deferred income tax
       benefit                  (100,000)          -              -
      Impairment of gaming
       sub license               709,301           -              -
      (Increase) decrease in
        assets:
          Accounts receivable     20,186        (88,702)          -
          Other Assets            (1,118)          -              -
       Increase in liabilities
         Accounts payable and
         accrued expenses        204,614        249,425           -

              Net cash (used in)
              provided by
              operating
              activities	 	     (202,571)		      159,047		    372,429

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Purchase of equipment         (8,474)  		   (139,359)		        -
    Decrease (increase)in
     loan receivable                 -           138,788     (372,429)
    Purchase of systems
     development costs               -          (933,899)          -
    Purchase of software
    sub-license		                    - 	   	    (109,457)	         -


      Net cash used in investing
                      activities  (8,474)  		 (1,043,927)		  (372,429)

CASH FLOWS FROM FINANCING
ACTIVITIES:
    Bank overdraft                74,109            -              -
    Proceeds from notes payable		 86,065 		      200,000 		        -
    Proceeds from issuance of
    common stock	  	                 - 		        751,001 		        -

      Net cash provided by
      financing activities		     160,174 	  	    951,001     		    -

(DECREASE) INCREASE IN CASH	 	   (50,871)    		   66,121		         -

CASH, BEGINNING		                 66,121 	     	    -            		-

CASH, ENDING	             	 $     15,250    		 $  66,121        		 -

						 (Continued)

INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     		1997	      	  1996       		 1995

SUPPLEMENTAL CASH FLOW
INFORMATION,
     Interest paid              		 $  21,908	  	 $    5,119 		 $     -



SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING
    ACTIVITIES:

    Common stock issued for
     employee bonuses and
     consulting fees	 	            $  42,508		    $     - 		       7,515


     Common stock issued for
     services (Note 11) 	        	 $    - 	   	   $   508,947 		 $      -

     Common stock issued for
     acquisitions (Note 13)	     	 $     - 	  	   $1,041,342 		  $      -

     Common stock issued
     for gaming license		          $     - 		     $     - 	    	 $   35,000





INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.	NATURE OF OPERATIONS

Interactive Gaming & Communications Corp. (the "Company") is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC) Market Bulletin Board under the trading symbol "SBET". The Company is comprised of two subsidiaries, Global Gaming Corp. (Grenada) ("Global") and Intersphere Communications, Ltd. (Grenada) ("Intersphere"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces.
The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

As discussed in note 17, the Company implemented a plan to divest its subsidiaries engaged in international Internet sports book and casino gaming. Therefore, the consolidated financial statements include the accounts of Sports International, Ltd. (Grenada) ("Sports") and Global Casinos, Ltd. (Grenada) ("Casinos"), the two subsidiaries sold on March 18, 1998, as discontinued operations.

Global is the exclusive principal international gaming license holder in the country of Grenada, West Indies. Through this exclusive licensing agreement with the government of Grenada, Global has the right to operate and issue sub licenses to qualified gaming companies for operating international casinos or sports books via the Internet or other telecommunications. Revenues are derived from annual licensing fees and a percentage of the sub licenses' net revenues.

Intersphere is a software development, marketing and communications company specializing in the Internet market. Intersphere developed the Wise Guy Sports Wagering (Wise Guy) system, the first sports wagering system that allows casino sports books to take a wager from a customer over the Internet. The Wise Guy system was in development for over a year and in 1997 became operational. Intersphere's revenues are derived from Web Page Development and Design, traditional advertising, licensing of the Wise Guy system and the development of other related software products.

Casinos operated the world's first Internet Casino. By accessing the Company's Internet site, a betting enthusiast could play and place wagers on a variety of casino games.
Casinos operated its business under a gaming license issued and authorized by the government of Grenada.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sports operated an international Internet sports book. Sports betting enthusiasts, once they established an account, could place a wager on just about any sporting event over the phone or the Internet via a personal computer. Wagers were accepted on all major sporting events in the U.S. and Europe. Sports operated its business under a gaming license issued and authorized by the government of Grenada. Sports was the principal source of revenue for the Company, generally accounting for 70%, 95% and 100% of the Company's net revenues for the years ended December 31, 1997 and 1996, and 1995, respectively, before discontinuance of operations.

 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Global, Intersphere, Sports and Casinos. All intercompany balances and transactions have been eliminated in consolidation.

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

FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, notes payable and accounts payable approximate fair value at December 31, 1997 and 1996.

EQUIPMENT

Equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets and was $32,400 and $15,009 in 1997 and 1996, respectively.

SOFTWARE REVENUE RECOGNITION

Software revenue is recognized when an arrangement exists, installation has occurred, fees are determinable and collection is probable.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SYSTEMS DEVELOPMENT COSTS

The Company capitalizes the cost of developing certain software products it plans to market in accordance with Statement of Financial Accounting Standards No. 86,
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (Note 8). Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total amount and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product. The Company is using an estimated economic life of ten years.

GAMING AND SOFTWARE SUB-LICENSES

Through its subsidiaries Global and Intersphere, the Company has obtained the exclusive right to sub-license gaming operations and sports wagering software. The
Company has valued those sub-licensing agreements at their fair value as determined by the present value of anticipated future cash flows. Amortization is provided using the straight-line method over 10 to 12 years and was $102,184 in 1997.

At December 31, 1997, the Company evaluated the ongoing value assigned to these gaming and software agreements as required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on such an evaluation, the Company determined that a gaming license asset with a carrying value of $709,301 was impaired due to changes in estimates relating to future sales. The change in estimates was a result of recent sales of the licenses and delays in development and marketing of the Company's products which could result in the loss of the exclusive license agreement. As a result, the Company wrote down its license by $709,301 to its estimated fair value. Fair value was estimated based on the estimated future cash flows discounted at a market rate of interest. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

COMMON STOCK

The Company has from time to time issued restricted common stock, unregistered with the Securities and Exchange
Commission. The Company's restricted shares are only limited as to the holders' ability to resell the stock into the public trading markets. At December 31, 1997 and 1996, 10,807,369 shares and 11,789,379 shares of the total issued and outstanding shares of 13,701,290 and 13,672,040, respectively, were restricted as described above.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      COMMON STOCK TRANSACTIONS

The Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for
Stock-Based Compensation" in 1995 which requires fair value measurement for stock-based compensation plans.

ADVERTISING COSTS

Costs incurred for advertising are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BASIC (LOSS) EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standard Board issued Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options. Additionally, the dilutive effects of options are not included when losses from continuing operations exist. (Loss) earnings per common share is computed for 1997, 1996 and 1995 by dividing the net (loss) earnings by the weighted average number of shares of common stock outstanding.

RECLASSIFICATIONS

Certain balances and amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.


 3.	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND
UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company had a working capital deficiency of $630,477 and $294,602 at December 31, 1997 and 1996, respectively, and negative cash flows from operating activities of $202,571 in 1997. The majority of the Company's continuing and discontinued operations were financed by cash flows from its discontinued operations including customers' credit balances and security deposits, which remained on deposit until customers requested repayment. These subsidiaries were sold in 1998. The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. Additionally, the Company incurred a net loss from continuing operations of $1,503,193 in 1997 and $859,493 in 1996 and there is no assurance that profitable operations will be achieved in the future.

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

Management anticipates significant revenue and cash flows from its software and gaming licensing agreements. Additionally, management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, and sharing of development costs, or other resources. There can be no assurance that the Company's efforts will be successful.

 4.	SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Most of the Company's cash is held outside the United States and is not covered by FDIC insurance.

The Company has provided an allowance for doubtful accounts of $113,000 at December 31, 1997, based on management's analysis and estimates. As a result, it is reasonably possible that management's estimate of the carrying amount of accounts receivable will change in the near term.

The Company has recognized the value of its gaming and software sub-licensing agreements based on the present value of anticipated future cash flows. Additionally, the Company has capitalized software development costs and believes these costs are more than recoverable through anticipated future revenues. These anticipated future revenues are management's best estimates of future cash flows to be derived from these products. The Company's value of these products is based on certain assumptions management has made based on information available at December 31, 1997. It is reasonably possible that these estimates and assumptions may change within one year from the balance sheet date based on changes in operations and revenues.

At December 31, 1997 and 1996, 16% and 33% of the Company's net assets of continuing operations were located in Grenada, respectively. Revenues from foreign customers, primarily in Grenada, represented 81% and revenues from U.S. customers represented 19% of 1997 revenues.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




 5.	RELATED PARTY TRANSACTIONS

The net current assets of discontinued operations includes a note receivable for approximately $56,000 from a Company consultant and shareholder, which is unsecured, payable on demand and bears interest at the prime rate plus 1%.

The Company paid consulting fees of $47,000 and $35,331 to its Chief Financial Officer in 1997 and 1996, respectively.

 6.	EQUIPMENT

Equipment consists of the following at December 31, 1997 and 1996:

       	                                 1997       1996

Furniture, fixtures and equipment    	$157,353	  $148,882

Less accumulated depreciation           56,933     24,533

Net                                   $100,420   $124,349

 7.	SYSTEMS DEVELOPMENT COSTS

In May 1995, the Company signed a definitive letter of intent with a major software developer to produce and market a "Virtual Casino" by offering its customers the opportunity to play classic casino games, such as blackjack, craps, roulette, baccarat and slot machine games, on their personal computers using the Internet World Wide Web, with the Company managing the wagering. Additionally in September 1996, the Company entered into a software development and licensing agreement with another software developer to develop a "Global Casino" to provide services similar to the above on a state-of-the-art operating platform.

After the economic and technical feasibility of the projects had been established, the Company began funding them. Costs incurred subsequent to the establishment of technological feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,652,149 at December 31, 1997 and 1996, respectively. The "Global Casino" project was completed in 1997 and amortization expense was
$165,214 in 1997.   As management has made estimates in
determining the net realizable value of system development costs, it is reasonably possible that these values will change in the near term.

 8.	NOTES PAYABLE

On August 27, 1996, the Company issued a promissory note payable to a financial institution in the amount of $200,000.
The note is collateralized by 1,000,000 shares of Company stock owned by the Company's President. The note payable bears interest at a variable rate of prime plus 1.5%

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10.0% at December 31, 1997) and is payable on demand.

Note payable, shareholder, for $86,065 at December 31, 1997 is payable on demand, unsecured and bears interest at prime plus 1.5% (10% at December 31, 1997).

 9.	INCOME TAXES

Prior to 1997, the Company derived its revenue from its wholly owned subsidiaries, Sports International, Ltd., Intersphere and Global, all of which are incorporated in Grenada. The government of Grenada does not presently impose income taxes on the Company. Accordingly, no provision for income taxes has been reflected in the financial statements. In 1997, a deferred tax asset of $100,000 was recognized for the future tax consequences attributable to U.S. net operating loss carryforwards of approximately $300,000, which expire in 2012.

Reconciliation of the U.S. federal statutory rate to the Company's effective tax rate on continuing operations follows:

	                                             1997	1998

U.S. federal statutory tax rate                     34.0%   34.0%
Non-U.S. net operating loss carryforwards          (27.8)  (21.0)
Net operating loss carryforwards with no
 current tax benefit                                -      (13.0)

Effective tax rate on continuing operations	         6.2%	   0.0%

In 1996, the U.S. tax benefit resulting from net operating loss carryforwards were offset by an allowance as it was more likely than not that any benefit would be realized. In 1997, a tax benefit of approximately $100,000 was recognized to reflect future taxes relating from the sale of its subsidiaries.

10.	COMMITMENTS

Commencing December 9, 1997, the Company entered into a four year lease for its corporate headquarters in Plymouth Meeting, Pennsylvania. Future minimum rental payments under the leases are as follows:

Year ending December 31:

1998 	$63,000
1999	  49,000
2000	  51,000
2001	  54,000

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.	COMMON STOCK TRANSACTIONS

On December 13, 1995, the Company:

* Issued 23,500 shares of restricted common stock as an employee stock bonus to all employees, exclusive of officers and directors, and recognized $4,115 in employee bonuses (based on the fair market value of the stock received);

* Issued 340,000 shares of restricted common stock as a bonus to management consultants engaged by the Company, and recognized
$3,400 in consulting fees (based on the fair market value of services performed); and

* Issued 200,000 shares of restricted common stock for $35,000 and cash of $25,000 to purchase the gaming license. The total amount capitalized, $60,000, was based on the fair market value of the gaming license.

On October 11, 1996, the Company issued 254,474 shares of restricted common stock in settlement of accounts payable of $508,947 incurred in the development of the "Virtual Casino" software.

On June 30, 1997, the Company issued 29,250 shares of restricted common stock in settlement of services of $42,508 rendered in the development of the "Virtual Casino" software.

12.	PRIVATE OFFERING OF COMPANY STOCK

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

13.	ACQUISITIONS

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     	                                 $267,459      $773,883

The following unaudited proforma financial information for the Company gives effect to the Intersphere and Global acquisitions as if they had occurred on January 1, 1996.
These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future. The proforma information includes revenues for Intersphere of $104,149 and net losses of $201,165 for the year ended December 31, 1996. Prior to January 1, 1996, Intersphere had no appreciable results of operations. Additionally, Global was a development stage enterprise as of the acquisition date and had no results of operations in 1996. The unaudited proforma financial information for 1996 is as follows:


Net win and other revenues       $3,002,644
Net loss                           (897,085)
Weighted average common shares
 outstanding                     13,290,464
Loss per common share	              (0.07)

14.	STOCK OPTION PLANS

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During 1997, no stock options were awarded.

15.	PREFERRED STOCK

In May 1995, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December 31, 1997 and 1996, no preferred stock had been issued.

16.	CONTINGENCY

LITIGATION

On February 18, 1997, a search warrant (the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being conducted from its premises in Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there. Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the U.S. criminal laws relating to gaming activities. The Company, through counsel, while co-operating fully with the officials of the United States, intends to move to quash the Warrant and subsequent subpoena in the United States District Court on the grounds that jurisdiction is lacking. Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with the Warrant and subpoena, no assurance can be given that

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


management's beliefs as to the criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail. In addition, the State of Missouri in April 1997 sought an injunction in its counts seeking to restrict the Company from offering the Global
Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through its counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri.
The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum jurisdiction of the Company or of Mr. Simone. Once again, no assurance can be given that this view is judicially correct, nor can assurance be given that the Company will prevail in these proceedings which are under appeal.

OTHER LITIGATION

The Company, in the normal course of business, is subject to litigation and is presently involved as a defendant in several lawsuits. In the opinion of management, the ultimate outcome of these cases is unknown and any exposure to liability, if any cannot be estimated at this time. Consequently, no amount has been accrued at December 31, 1997.

17.	DISCONTINUED OPERATIONS

In September 1997, the Company adopted a plan to dispose of Sports and Casino (the "Gaming Divisions"). Effective March 18, 1998, the Company sold the Gaming Divisions for $10,000 in cash, debt forgiveness of $1,400,000 and a $4,990,000 note receivable. The interest rate on the note is the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month. A balloon payment of $4,490,950 is payable on the thirty-seventh month. The stock of the Gaming Divisions has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $1,400,000 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $4,990,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.

Net current assets from discontinued operations were primarily cash and customer receivables. Net noncurrent assets from discontinued operations were primarily fixed assets. Net current liabilities were customers' credit balances, security deposits and accounts payable and accrued expenses.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

	                            1997	           1996         1995

Gross handle             $43,995,036     $58,482,731  $47,817,172
Less customer win         42,368,097      55,730,479   45,237,227

Net win	                   1,626,939      	2,752,252	   2,579,945
Other revenues                -	              32,857	      47,341

Net win and other revenues	1,626,939      	2,785,109    	2,627,286
Expenses	                  1,608,302  	    2,621,536	    2,417,588

Net  income           	$      18,637  	$     163,573	$     209,698

INDEPENDENT AUDITORS' REPORT


Board of Directors
Interactive Gaming & Communications Corp.
Plymouth Meeting, Pennsylvania:

		We have audited the basic 1997, 1996 and 1995 consolidated financial statements of Interactive Gaming & Communications Corp.
and its subsidiaries at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated May 29, 1998, such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Interactive Gaming & Communications Corp. listed on page 23. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                  PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES

Philadelphia, Pennsylvania
May 29, 1998

INTERACTIVE GAMING & COMMUNICATIONS CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

       	       Balances at       Provision     Accounts    Balances at
              Beginning of 	      Charge     Written-Off 	 End of Year
                  Year           to Expense

For the year
ended December
31, 1997,
Allowance for
doubtful
accounts	       $ - 0-          $113,000   	 $  - 0 - 	      $113,000

For the year
ended December
31, 1996,
Allowance for
doubtful
accounts	       $ - 0 -	        $ - 0 -	      $  - 0 -	      $  - 0 -

For the year
ended December
31, 1995,
Allowance for
doubtful
accounts	       $ - 0 -	        $ - 0 -	      $ - 0 -	       $ - 0 -

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants on financial disclosure during this period.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company.

Name                  Age     Position               Term Expires

Michael F. Simone	    49  Chairman of the Board,  1998 Annual Meeting
                          Director, President,
                          Secretary and Chief
                          Executive Officer

Michael F. Oryl, JR.  30  Director and Vice       1998 Annual Meeting
                          President

Jeffrey D. Erb        29  Director and Secretary  1998 Annual Meeting

Fred Michini, CPA	    55  Chief Financial Officer 1998 Annual Meeting

All the directors were re-elected to the Board of Directors at the Annual Meeting of Shareholders on June 30,1997. The term of office for each director is one year or until his or her successor is elected and qualified at the Company's annual meeting of shareholders.

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


Michael F. Oryl, JR. is the President of Intersphere. He founded the company together with Mr. Erb in December 1994. He is the primary technical source in the fields of computers and networks for the Company. Mr. Oryl's experience includes many aspects of the computer industry, such as, digital services, UNIX. OS/2, Windows NT, and Internet network routing. He is an active member of several high tech and Internet organizations and is proficient with numerous programming languages on many different computer platforms.

Jeffrey D. Erb is the Vice President of Intersphere.  Mr.
Erb is well versed in all aspects of the World Wide Web and the Internet, as well as design and management. He has overseen and personally handled much of the layout and programming of the World Wide Web pages and received international attention and awards. He is qualified in HTML programming and all aspects of Internet development.
Mr. Erb is an active member of several high tech and Internet organizations, is on the board of directors of the Young
Professionals Network as well as the Philadelphia Area New Media
Association, and is a contributing writer in the advertising industry online magazine "Channel Seven".

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Compensation Table

	                                       Annual Compensation
 Name and Principal Position	      Salary    Bonus   Other Stock

Michael F. Simone,
Chairman, President,
and Chief Executive
Officer
    1997                          $30,800     $  -      $-
    1996   	                      144,230        -   	   -
    1995                          105,750        -       -
    1994                          150,000        -       -
    1993                           24,000        -       -

Michael F. Oryl, JR.
Director and Vice
President
    1997	                          44,923        -       -

Jeffrey D.Erb,
Director and
Secretary
    1997                           44,923        -       -

Fred Michini, CPA,
Chief Financial
Officer
    1997                           47,000        -      -
    1996                           35,331        -      -

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

Under the Plan and the Director's Plan, the Company may grant up to 600,000 and 300,000 stock options, respectively. The terms of the options granted shall be determined by the Stock options Committee appointed by the Board of Directors. At December 31, 1995, no stock options had been awarded under either plan. On October 25, 1996, pursuant with a Director's voluntary resignation, the Company authorized the purchase of 50,000 shares of stock at an exercise price 33% higher than the fair market value of the Company's common stock on the date of the grant or $1.25 per share with an exercise deadline of October 25, 1999.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 13,701,290 shares of issued and outstanding Common Stock of the Company as of May 14, 1998, and information as to the ownership of the Company's Common Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of      Nature of    Number of Shares   Percent
Beneficial Owner	        Ownership	        Owned

Michael F. Simone
188 Jericho Valley Dr.
Wrightstown, PA 18940	Common Stock,   	4,198,280        	30.6%
                        Direct

Rina Moscariello
994 Derring Lane
Bryn Mawr, PA  19110	Common Stock,     3,490,000        	25.5%
                        Direct

Michael F. Oryl, Jr.    Common Stock,       113,500           1.0%
                        Direct

Jeffrey D. Erb	      Common Stock,       100,000           1.0%
                        Direct

Fred Michini
2005 North Wales
Road
Lansdale, PA 19446	Common Stock,         2,000            0.0%
                        Direct

Caribbean
Communications,
Ltd.
Antigua, West
Indies            	Common Stock,      1,000,000           7.3%
                        Direct

Arthur Reynolds
Antigua, West
Indies            	Common Stock,      1,100,000           8.0%
                        Direct

All Executive Officers and Directors, as a Group (4 Persons)

                                           4,413,780          32.2%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no other material relationships or transactions that qualify for disclosure under this caption.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Financial Statement Schedules

The consolidated financial statements and related schedules filed as part of this Form 10-K are included in Part II, Item 8.

Reports on Form 8-K

On November 17, 1997, the Company filed a Form 8-K reporting an agreement entered into with International Gaming Corp. ("International"), pursuant to which the Company has agreed to sell the stock of two of the Company's subsidiaries, Sports and Casinos, for a purchase price of $5 million (US), of which $4,990,000 will be in a promissory note bearing interest at the prime rate and payable over three years. The Company also will license certain of its gaming software to International.

EXHIBIT 27, FINANCIAL DATA SCHEDULE
(FOR ELECTRONIC FILING PURPOSES ONLY)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

Cash		                                				              $   15,240
Marketable Securities	                   	                       0
Notes and Accounts Receivable                              181,516
Allowances for Doubtful Accounts                           113,000
Inventory                                                        0
Total Current Assets                                       713,520
Property, Plant and Equipment	                             157,353
Accumulated Depreciation                                    56,933
Total Assets                                             2,864,345
Total Current Liabilities                                2,415,729
Bonds, Mortgages and Similar Debt                                0
Preferred Stock - Mandatory Redemption                           0
Preferred Stock - No Mandatory Redemption                        0
Common Stock                                                13,701
Other Stockholders' Equity                                 434,915
Total Liabilities and Stockholders' Equity		             2,864,345
Net Sales of Tangible Products                                   0
Total Revenues					                                        689,663
Cost of Tangible Goods Sold                                      0
Total Costs and Expenses App.
 to Sales and Revenues                                           0
Other Costs and Expenses				                             2,176,585
Provision for Doubtful Accounts                            113,000
Interest and Amortization of Debt Discount                  21,908
Income Before Taxes and Other Items	                    (1,621,830)
Income Tax Expense                                         100,000
Income/Loss Continuing Operations                       (1,521,830)
Discontinued Operations                                     18,637
Extraordinary Items                                              0
Cumulative Effect-Changes in Accounting Principles               0
Net Income or Loss                                      (1,503,193)
Earnings Per Share - Primary                                 (0.11)
Earnings Per Share - Fully Diluted                           (0.11)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING & COMMUNICATIONS CORP.

Dated:  July 8, 1998



By:
/s/ Michael F. Simone

Michael F. Simone, President and Chief
Executive Officer


By:
/s/ Fred Michini

Fred Michini, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of July 1998.


INTERACTIVE GAMING & COMMUNICATIONS CORP.


By:
/s/ Michael F. Simone

Michael F. Simone, Director, President,
and Chief Executive Officer


By:
/s/ Michael Oryl
Michael Oryl, Director and Vice President


By:
/s/ Jeffrey Erb

Jeffrey Erb, Director and Secretary