Form 10-Q
period 1998-03-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-07-13
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

			For the quarter ended March 31, 1998

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

	As  of July 8, 1998 there were	15,628,251  shares  of
the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX


                                        											    Page No.

PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1.    Balance Sheets as of September 30, 1997
      and December 31, 1996 			                 	    	    3

2.   	Statement of Operations for the nine month
     	periods ended September 30, 1997 and September      4
      30, 1996

3.    Statements of Cash Flows for the nine month
      periods ended September 30, 1997 and September      5
      30, 1996

4.   Notes to consolidated financial statements	          6-11


     Item 2.	Management's Discussion and Analysis of
	   	Financial Condition and Results of Operations	      12-13


PART II. 	OTHER INFORMATION

Item 1.	Legal Proceedings	                               13

Item 6.	Exhibit 27, Financial Data Schedule
            (For Electronic Filing Purposes Only)		      14


SIGNATURES                                               15

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1998
AND YEAR ENDED DECEMBER 31, 1997

                                               						MARCH          		 DEC
                                                						1998	          	1997
(UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash				 	 $5,204		 $15,250
    Accounts receivable, net of allowance
    for doubtful accounts of $113,000 in
    1998 and 1997				 90,047		  68,516
    Deferred tax 				 - 		 100,000
    Net current assets of discontinued
    operations					 - 		 529,754

    Total current assets                         95,251		        713,520

EQUIPMENT, Net                                   88,354		        100,420

INTANGIBLE ASSETS:
    Systems development costs, net            1,407,931	       1,449,235
    Gaming and software sub-licenses, net       367,596 	        377,021

        Total intangible assets               1,775,527        1,826,256

OTHER ASSETS:
    Security deposits                             1,118	           1,118
    Note receivable                           5,000,000              -

        Total other assets                    5,001,118            1,118

NET NONCURRENT ASSETS OF DISCONTINUED
    OPERATIONS                                    -              223,031

        TOTAL                                $6,960,250       $2,864,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                              $286,065         $286,065
    Bank overdraft                               80,155           74,109
    Accounts payable and accrued expenses       556,916          454,039
    Net current liabilities of discontinued
        operations                                 -           1,601,516

        Total current liabilities               923,136        2,415,729

DEFERRED REVENUE                              5,000,000              -

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 25,000,000 shares
   authorized, 15,628,251 and 13,701,290 shares
   issued and outstanding in 1998 and 1997,
   respectively                                 15,628            13,701
  Additional paid-in capital                 1,797,443         2,676,296
  Deficit                                     (775,957)       (2,241,381)

        Total stockholders' equity           1,037,114           448,616

            TOTAL                           $6,960,250        $2,864,345

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997


                                                MARCH          MARCH
                                                 1998           1998
                                                    (UNAUDITED)
REVENUES:
    Gaming and software licensing fees, net   $20,014        $13,470
    Advertising				           13,541              -
    Program and design fees                    46,724         36,645
    Rental income				            1,162              -
    Other				                      -              -
    Interest income                                18              -

        Total revenues                         81,459         50,115

EXPENSES:
    Salaries                                   99,393        134,346
    Depreciation and amortization              62,495         34,172
    Advertising                                   130          4,512
    Legal and professional                     54,222        114,236
    Rent                                       18,782         26,193
    Provision for doubtful accounts                 -              -
    Office                                     10,192         13,875
    Telephone                                  15,840         10,628
    Insurance                                  12,976         10,693
    Travel and related expenses                 7,128         13,508
    Other                                       6,766          4,211
    Auto                                        3,487          5,600
    Interest                                    3,532          4,832
    Bank charges                               11,856              -
    Repairs and maintenance                       312          1,805
    Services and other fees                         -             93

        Total expenses                        307,111        378,704

Loss from continuing operations
    before taxes and extraordinary item      (225,652)      (328,589)

Income tax expense                           (100,000)             -

Loss from continuing operations              (325,652)      (328,589)

Income from discontinued operations           134,732        144,662

Loss before extraordinary item               (190,920)      (183,927)

Extraordinary item                          1,656,344              -

Net (loss) income                         $ 1,465,424      $(183,927)

Basic (loss) earnings per common share:

    Continued operations                       $(0.02)        $(0.02)
    Discontinued operations                      0.01           0.01
                                                 0.12              -

    Net (loss) income per share                 $0.11         $(0.01)

Weighted average common shares
    outstanding                            13,945,201     13,682,752

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                MARCH          MARCH
                                                 1998           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                        $1,465,424       $(183,927)
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
  Depreciation and amortization                62,495          34,171
  Change in net assets and liabilities of
    discontinued operations                (1,727,284)       (383,940)
  Deferred income tax benefit                 100,000               -
  Deferred Revenue                          5,000,000               -
  (Increase) decrease in assets:
    Accounts receivable                       (21,531)         74,113
    Other assets                           (5,000,000)              -
  Increase in liabilities,
    Accounts payable and accrued expenses     102,877         243,715

      Net cash (used in) provided by
        operating activities                  (18,019)       (215,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                             -          (7,241)

        Net cash used in investing
          activities                                -          (7,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                6,046               -
  Proceeds from notes payable                       -          50,000
  Proceeds from issuance of common stock        1,927               -

        Net cash provided by
          financing activities                  7,973          50,000

(DECREASE) INCREASE IN CASH                   (10,046)       (173,109)

CASH, BEGINNING                                15,250         208,020

CASH, ENDING                                   $5,204         $34,911


INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION, REGULATION AND CERTAIN
      SIGNIFICANT RISKS AND UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The consolidated balance sheet for the period ended March 31, 1998 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Summary of Accounting Policies and Notes to the Consolidated Financial Statements included in the Company's annual report on form 10-K for the year ended December 31, 1997.

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
("Casinos"). The Advertising/Software Division includes
Intersphere Communications, Ltd. (Grenada)
("Intersphere").

In September 1997, the Company adopted a plan to dispose of two of its subsidiaries, Sports and Casinos. Effective March 18, 1998, the Company sold Sports and Casinos for debt forgiveness of $1,656,344 and a $5,000,000 note receivable. The interest rate on the note is the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month. A balloon payment of $4,490,950 is payable on the

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thirty-seventh month. The stock of Sports and Casinos has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $6,556,344 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $5,000,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of these investigations and costs to defend its position that the business of the Gaming Division pertaining to customer wagering over the Internet does not violate any federal, state or local statues, the Company completely divested itself from these activities with the sale of Sports and Casinos in March 1998.


2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at March 31, 1998 and December 31, 1997:

                                          1998	          1997

Furniture, fixtures and  equipment    $157,353	      $157,353
Less accumulated depreciation           68,999	        56,933

Total                                  $88,354       $100,420

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.   INTANGIBLE ASSETS

Intangible assets include system development costs, gaming and software sub-licenses and are depreciated over a ten year period beginning in 1997. Intangible Assets consist of the following as of March 31, 1997 and December 31, 1997:

                                             1998        1997

System Development Costs               $1,652,149  $1,652,149
Gaming and Software Sub-license           377,021     377,021

                                        2,029,170   2,029,170

    Less accumulated amortization         253,643     202,914


Total                                  $1,775,527  $1,826,256

4.	NOTE PAYABLE

On February 24,1997 and April 25, 1997, the Company issued a promissory note payable to a major shareholder in the amount of $50,000 and $36,065, respectively. The note bears interest at 11/2% above the national prime as is published from time to time in the Wall Street Journal.

 5. 	INCOME TAXES
The Company derives all its revenue from its wholly owned
Grenadan subsidiaries. The government of Grenada does not presently impose income taxes on the Company. In 1997, a deferred tax asset of $100,000 was recognized for the future tax consequences attributable to U.S. net operating loss carryforwards of approximately $300,000, which expire in 2012.
In March 1998 the Company realized gain on debt forgiveness

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to its sold subsidiaries and provided for a $100,000 tax provision thereby utilizing its deferred tax asset.
Reconciliation of the U.S. federal statutory rate to the Company's effective tax rate on continuing operations follows:


                                             1997      1998

U.S. federal statutory tax rate              34.0%     34.0%
Non-U.S. net operating loss carryforwards   (27.8)    (21.0)
Net operating loss carryforwards with no
current tax benefit                             -     (13.0)

Effective tax rate on continuing operations   6.2%      0.0%

Income taxes will be recognized on the installment basis for both financial and income tax purpose on the collection of the $5,000,000 note from the sale of Sports and Casinos. There is about $100,000 basis in the subsidiaries; therefore, principal collection on the note will be fully taxable.

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  DISCONTINUED OPERATIONS

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

                                       1998           1997

Gross handle                     $1,426,568    $17,910,347
Less customer win                 1,198,942     17,326,763

Net win                             227,626        583,584
Other revenues                       11,102         91,178

Net win and other revenues          238,728        674,762
Expenses                            103,996        530,100

Net income                         $134,732       $144,662

8.  Common Stock Transactions

The Company authorized the issuance of restricted common stock as an employee stock bonus to certain employees and consultants assisting in the sale of Sports and Casino in the amount of 1,929,961 and recognized expense in the amount of $1,927 representing the par value of the stock.

Item 2. Management's Discussion and Analysis of Financial
Condition
	   and Results of Operations

General

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

For the three month periods ended March 31, 1998 and 1997 the statement of operations reflects an increase in revenues from continuing operations amounting to $31,344 or an increase of
62.5%.	Revenues from continuing operations include licensing,
advertising, and Internet related Web design fees. The increase in revenues resulted from the Company's sale of proprietary
software and licenses.	Expenses decreased from $378,704 in 1997
to $307,111 in 1998. This decrease resulted from consolidating management and employees in a more economical and efficient facility together with a reduction in administrative personnel.

Income from discontinued operations decreased from $144,662 to $134,732. The decrease resulted from the transition in selling its gaming subsidiaries, Sports and Casinos.

Liquidity and Capital Resources

Current liabilities exceed current assets by $827,885 in 1998 compared to $1,702,209 in 1997. The reduction in the working capital deficit resulted from the sale of Sports and Casinos. The Company anticipates further reductions in future periods as
the $5,000,000 note amortizes.	Further capital resources is
anticipated with increased licensing activities and the development and sale of new Internet gaming software.

Government Regulation - Effect on Financing


The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or
federal government regulators.	However, with the sale of Sports
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

PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Notes 1 and 6 of notes to consolidated financial statements.


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 1998. The Exhibits filed as part of this report is listed below.

Exhibit No.					Description
      27				 Financial Data Schedule

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

Cash                                                $5,204
Marketable Securities                                    0
Notes and Accounts Receivable                      203,047
Allowances for Doubtful Accounts                   113,000
Inventory                                                0
Total Current Assets                                95,251
Property, Plant and Equipment                      157,353
Accumulated Depreciation                            68,999
Total Assets                                     6,960,250
Total Current Liabilities                          923,136
Bonds, Mortgages and Similar Debt                        0
Preferred Stock - Mandatory Redemption                   0
Preferred Stock - No Mandatory Redemption                0
Common Stock                                        15,628
Other Stockholders' Equity                       1,021,486
Total Liabilities and Stockholders' Equity       6,960,250
Net Sales of Tangible Products                           0
Total Revenues                                      81,459
Cost of Tangible Goods Sold                              0
Total Costs and Expenses App. to Sales
  and Revenues                                           0
Other Costs and Expenses                           303,579
Provision for Doubtful Accounts                          0
Interest and Amortization of Debt Discount           3,532
Income Before Taxes and Other Items               (225,652)
Income Tax Expense                                 100,000
Income/Loss Continuing Operations                 (325,652)
Discontinued Operations                            134,732
Extraordinary Items                              1,656,344
Cumulative Effect-Changes in
     Accounting Principles                               0
Net Income or Loss                               1,465,424
Earnings Per Share - Primary	                        0.11
Earnings Per Share - Fully Diluted                    0.11


SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					INTERACTIVE GAMING & COMMUNICATION CORP.


Dated: July 10, 1998

By:		/s/ MICHAEL F. SIMONE
            Michael F. Simone, President
            and Chief Executive Officer



By:		/s/ FRED MICHINI
            Fred Michini, Chief Financial
            Officer