Form 10-Q
period 1998-06-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-09-04
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

			For the quarter ended June 30, 1998

 OR
[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from ________ to _________

			Commission file number         33-7764-C


INTERACTIVE GAMING & COMMUNICATIONS CORP._____________
(Exact name of registrant as specified in charter)


       Delaware        					   23-2838676
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

     4070 BUTLER PIKE, PLYMOUTH MEETING, PA 	 19462-1510
_______
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (610)941-0305_


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past  90 days.   Yes [X ]  No [ ]

	As of August 31, 1998 there were 15,628,251 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX


                                    											    Page No.

PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1.    Balance Sheets as of June 30, 1998
     and December 31, 1997 				                 	    3

		2.	Statement of Operations for the six month
 			periods ended June 30, 1998 and June 30,         4
               1997

3.    Statements of Cash Flows for the six month
periods ended June 30, 1998 and June 30,             5
1997

		4.   Notes to consolidated financial statements	  6-11


Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	   12-13


PART II. 	OTHER INFORMATION

Item 1.	Legal Proceedings							                    13

Item 6.	Exhibit 27, Financial Data Schedule
     (For Electronic Filing Purposes Only)			       14


SIGNATURES                                          15

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998
AND YEAR ENDED DECEMBER 31, 1997

                                                						JUNE         		 DEC
                                                						1998	          	1997
(UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash		                                    		 	 $ -       		 $15,250
    Accounts receivable, net of allowance
    for doubtful accounts of $113,000 in
    1998 and 1997				                            75,533		         68,516
    Deferred tax asset 				                           -       		 100,000
    Net current assets of discontinued
    operations					                                   -       		 529,754

    Total current assets                         75,533		        713,520

EQUIPMENT, Net                                   77,893		        100,420

INTANGIBLE ASSETS:
    Systems development costs, net            1,367,595	       1,449,235
    Gaming and software sub-licenses, net       355,897 	        377,021

        Total intangible assets               1,723,492        1,826,256

OTHER ASSETS:
    Security deposits                             1,118	           1,118
    Note receivable                           5,000,000              -

        Total other assets                    5,001,118            1,118

NET NONCURRENT ASSETS OF DISCONTINUED
    OPERATIONS                                    -              223,031

        TOTAL                                $6,878,036       $2,864,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                              $286,065         $286,065
    Bank overdraft                               81,530           74,109
    Accounts payable and accrued expenses       581,486          454,039
    Net current liabilities of discontinued
        operations                                 -           1,601,516

        Total current liabilities               949,081        2,415,729

DEFERRED REVENUE                              5,000,000              -

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 25,000,000 shares
   authorized, 15,628,251 and 13,701,290 shares
   issued and outstanding in 1998 and 1997,
   respectively                                 15,628            13,701
  Additional paid-in capital                 1,797,443         2,676,296
  Deficit                                     (884,116)       (2,241,381)

        Total stockholders' equity             928,955           448,616

            TOTAL                           $6,878,036        $2,864,345

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997


                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                1998           1997        1998           1997
                                    (UNAUDITED)                  (UNAUDITED)
REVENUES:
    Gaming and software
     licensing fees, net      $48,693      $77,000 	   $68,707      $90,470
    Advertising				             4,060        3,069 	    17,601        3,069
    Program and design fees     9,677       23,070 	    56,401       59,715
    Rental income				               -            - 	         -            -
    Other				                   6,176       20,740 	     7,338       20,740
    Interest income                14           69          32           69

        Total revenues         68,620      123,948     150,079      174,063

EXPENSES:
    Salaries                   67,311      107,290 	   166,704      241,636
    Depreciation and
     amortization              62,497       35,431 	   124,992       69,603
    Advertising                   518        1,413 	       648        5,925
    Legal and professional      2,228       83,135      56,450      197,371
    Rent                       11,833       28,137 	    30,615       54,330
    Provision for doubtful
     accounts                       -            - 	         -            -
    Office                     13,166       14,775 	    29,358       28,650
    Telephone                   8,841       12,172 	    24,681       22,800
    Insurance                   4,553       10,117 	    17,529       20,810
    Travel and related expenses 3,335        4,039      10,463       17,457
    Other                         415       10,395       1,181       14,606
    Auto                          500        4,500       3,987       10,100
    Interest                        -        5,076       3,532        9,908
    Bank charges                1,582            -      13,438            -
    Repairs and maintenance         -        2,594         312        4,399
    Services and other fees         -        3,312           -        3,405

        Total expenses        176,779      322,386     483,890      701,090

Loss from continuing
    operations	before taxes
    and extraordinary item   (108,159)    (198,438)   (333,811)    (527,027)

Income tax expense                  _            - 	  (100,000)           -

Loss from continuing
    operations               (108,159)    (198,438)   (433,811)    (527,027)

Income from discontinued
    operations                      -      (72,959)    134,732       71,703

Loss before extraordinary
    item                     (108,159)    (271,397)	  (299,079)    (455,324)

Extraordinary item                  -            -   1,656,344            -

Net (loss) income         $  (108,159)    (271,397)  1,357,265     (455,324)

Basic (loss) earnings
    per common share:

    Continued operations       $(0.01)     $(0.01)      $(0.03)      $(0.04)
    Discontinued operations         -       (0.01) 	      0.01         0.01
    Extraordinary item              -           -   	     0.12            -
    Net (loss) income
     per share                 $(0.01)     $(0.02)	      $0.10       $(0.03)

Weighted average common
    shares	outstanding     13,945,201  13,686,665   13,945,201    3,686,665

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 JUNE           JUNE
                                                 1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                        $1,357,265       $(455,324)
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
  Depreciation and amortization               124,992          69,603
  Change in net assets and liabilities of
    discontinued operations                (1,727,284)        314,181
  Deferred income tax benefit                 100,000               -
  Deferred Revenue                          5,000,000               -
  (Increase) decrease in assets:
    Accounts receivable                       (7,017)           2,362
    Other assets                           (5,000,000)              -
  Increase in liabilities,
    Accounts payable and accrued expenses     127,466        (121,433)

      Net cash (used in) provided by
        operating activities                  (24,598)       (190,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                             -          (7,241)

        Net cash used in investing
          activities                                -          (7,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                7,421               -
  Proceeds from notes payable                       -               -
  Proceeds from issuance of common stock        1,927               -

        Net cash provided by
          financing activities                  9,348               -

(DECREASE) INCREASE IN CASH                   (15,250)       (197,862)

CASH, BEGINNING                                15,250         208,020

CASH, ENDING                                   $  -           $10,158


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

The consolidated balance sheet for the period ended June 30, 1998 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

In 1997, the Company's business activities, operations and net income or loss were derived solely from its two divisions and four subsidiaries. The Gaming and Licensing Division includes Sports International, Ltd. (Grenada) ("Sports"), Global Gaming Corp. (Grenada) ("Global"), and Global Casinos, Ltd.
(Grenada) ("Casinos"). The Advertising/Software Division includes Intersphere Communications, Ltd. (Grenada) ("Intersphere").

In September 1997, the Company adopted a plan to dispose of two of its subsidiaries, Sports and Casinos. Effective March 18, 1998, the Company sold Sports and Casinos for debt forgiveness of $1,656,344 and a $5,000,000 note receivable. The interest rate on the note is the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month. A balloon payment of $4,490,950 is payable on the

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thirty-seventh month. Interest payments and accruals have been suspended through July 31, 1998 pending the reopening of Sports and Casinos by the new owners and management team. The stock of Sports and Casinos has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $6,556,344 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $5,000,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In April of 1997, the State of Missouri sought an injunction in its courts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. Both the Company and Mr. Simone, through their counsel, have negotiated a settlement amounting to a $2,500 fine for Mr. Simone and $5,000 fine and $20,000 persecutory and investigative fees for the Company together with a second degree misdemeanor plea agreement for each party.

As a result of these investigations and costs to defend its position that the business of the Gaming Division pertaining to customer wagering over the Internet does not violate any federal, state or local statues, the Company completely divested itself from these activities with the sale of Sports and Casinos in March 1998.

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at June 30, 1998 and December 31, 1997:

                                    							  1998      1997

 	Furniture, fixtures and equipment       $157,353   $157,353

      Less accumulated depreciation         79,460     56,933

Total                                     $ 77,893   $100,420

  3. INTANGIBLE ASSETS

Intangible assets include system development costs, gaming and software sub-licenses and are depreciated over a ten year period beginning in 1997. Intangible Assets consist of the following as of June 30, 1998 and December 31, 1997:

                                                  1998	       1997

 		System Development Costs  	               $1,652,149    $1,652,149
 		Gaming and Software Sub-license              377,021       377,021

							                                       2,029,170    	2,029,170

      Less accumulated amortization	            305,678       202,914

Total                                        $1,723,492    $1,826,256

4.	NOTE PAYABLE

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

Reconciliation of the U.S. federal statutory rate to the Company's effective tax rate on continuing operations follows:


                                               1997   1998



U.S. federal statutory tax rate               34.0%   34.0%
Non-U.S. net operating loss carryforwards    (27.8)  (21.0)
Net operating loss carryforwards with no
current tax benefit                                  (13.0)

Effective tax rate on continuing operations    6.2%    0.0%

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

Litigation relating to the State of Missouri as discussed in
Note 1 included by reference has not been finalized to date.

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

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DISCONTINUED OPERATIONS

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the three months ended June 30, 1998 and 1997 were:


                                          1998       1997



Gross handle
                                         $  0      $11,510,461
Less customer win
                                            0       11,260,957

Net win                                     0          249,504
Other revenues                              0           60,958

Net win and other revenues                  0          310,462
Expenses                                    0          383,421



Net  income                              $  0        $ (72,959)


Operating results for the discontinued operations for the six months ended June 30, 1998 and 1997 were:


                                           1998          1997

Gross handle                          $1,426,568    $29,420,808
Less customer win                      1,198,942     28,587,720

Net win                                  227,626        833,088
Other revenues                            11,102        152,136

Net win and other revenues               238,728        985,224
Expenses                                 103,996        913,521

Net  income                          $   134,732       $ 71,703


8. Common Stock Transactions

The Company authorized the issuance of restricted common stock as an employee stock bonus to certain employees and consultants assisting in the sale of Sports and Casino in the amount of 1,929,961 and recognized expense in the amount of $1,927.

Item 2. Management's Discussion and Analysis of Financial Condition
	   and Results of Operations

General

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

Results of Operations

For the six month period ended June 30,1998 and 1997 the statement of operations reflects a decrease in revenues from continuing operations amounting to $23,984 or 13%. This decrease was attributable a reduction in licensing fees for 1998. Expenses from continuing operations decreased by $217,200 in 1998 resulting from the consolidation of management and employees to a more economic and efficient facility together with a reduction in administrative personnel. Loss from continuing operations decreased from $527,027 in 1997 to $433,811 in 1998.

For the three month periods ended June 30, 1998 and 1997 revenues from continuing operations decreased $55,328. Revenues from continuing operations include licensing, advertising, and Internet related Web design fees. The decrease in revenues resulted from the postponement of certain licensing fees, which the Company anticipates, will be recovered in future period. Expenses decreased from $322,386 in 1997 to $176,779 in 1998. This decrease resulted from consolidating management and employees in a more economical and efficient facility together with a reduction in administrative personnel. Loss from continuing operations decreased by $90,279 in 1998 or about 45%.

There was no income from discontinued operations for the quarter ended June 30, 1998 since the gaming subsidiaries were sold during the first quarter of 1998.

Liquidity and Capital Resources

Current liabilities exceed current assets by $873,548 in 1998 compared to $1,702,209 in 1997. The reduction in the working capital deficit resulted from the sale of Sports and Casinos. The Company anticipates further reductions in future periods as the $5,000,000 note amortizes. Further capital resources is anticipated with increased licensing activities and the development and sale of new Internet gaming software.

Government Regulation - Effect on Financing

The Company's business is legally constituted and organized in Grenada, West Indies, and a license fee is paid to the Grenadan government to conduct its business in the Gaming and Licensing Division. The Company's business activities emanating from the United States (customers' wagers) may be materially affected by regulations and actions that may now be in place or will be promulgated in the future by the various local, state, and/or federal government regulators. However, with the sale of Sports and Casinos in 1998, the Company is no longer involved with customers' wagers. But there continues to remain the uncertainty of how the U.S. and other world governments will look upon gambling on the Internet which may deter major financial and/or investment companies from participating in any capital venture with the Company. In this regard, on February 19, 1997, the Company was served with a warrant to produce all records involving gambling activities emanating from the U.S. The Company has co-operated with the U.S. Attorney's office in Philadelphia in providing such records. In addition, the State of Missouri in April 1997 sought an injunction in its courts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through its counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. Both the Company and Mr. Simone, through their counsel, have negotiated a settlement amounting to a $2,500 fine for Mr. Simone and $5,000 fine and $20,000 persecutory and investigative fees for the Company together with a second degree misdemeanor plea agreement for each party.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Notes 1 and 6 of notes to consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter
ended June 30, 1998.  The Exhibits filed as part of this
report is listed below.
Exhibit No.					Description
      27				 Financial Data Schedule

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

Cash						                   		                           $    0
Marketable Securities							                                   0
Notes and Accounts Receivable					                       188,533
Allowances for Doubtful Accounts				                     113,000
Inventory								                                              0
Total Current Assets						                                75,533
Property, Plant and Equipment					                       157,353
Accumulated Depreciation                                  79,460
Total Assets                                           6,878,036
Total Current Liabilities                                949,081
Bonds, Mortgages and Similar Debt					                         0
Preferred Stock - Mandatory Redemption				                     0
Preferred Stock - No Mandatory Redemption			                   0
Common Stock                                              15,628
Other Stockholders' Equity                               913,327
Total Liabilities and Stockholders' Equity		           6,878,036
Net Sales of Tangible Products					                            0
Total Revenues                                           150,079
Cost of Tangible Goods Sold			                            			  0
Total Costs and Expenses App. to Sales and Revenues            0
Other Costs and Expenses                                 480,358
Provision for Doubtful Accounts					                           0
Interest and Amortization of Debt Discount                 3,532
Income Before Taxes and Other Items                     (333,811)
Income Tax Expense                                       100,000
Income/Loss Continuing Operations				                   (433,811)
Discontinued Operations						                            134,732
Extraordinary Items                                    1,656,344
Cumulative Effect-Changes in Accounting Principles             0
Net Income or Loss                                     1,357,265
Earnings Per Share - Primary					                           0.10
Earnings Per Share - Fully Diluted				                      0.10

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					INTERACTIVE GAMING & COMMUNICATION CORP.


Dated: August 31, 1998

					By:		/s/ MICHAEL F. SIMONE
                   				Michael F. Simone, President
                                   and Chief Executive Officer



					By:		/s/ FRED MICHINI
							Fred Michini, Chief Financial
							Officer