Form 10-Q
period 1998-09-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1998-12-31
CIK 799197

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM  10-Q

(Mark One)
[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

			For the quarter ended September 30, 1998

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

As of September 30, 1998 there were 15,628,251 shares of the Registrant's common stock, par value $0.001 per share, issued and outstanding.

INDEX


											    Page No.

PART I.	FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

1.    Balance Sheets as of September 30, 1998
     and December 31, 199				    	    3

		2.	Statement of Operations for the nine month
 			periods ended September 30, 1998 and        4
September 30, 1997


3.    Statements of Cash Flows for the nine month
periods ended September 30, 1998                   5
and September 30, 1997


		4.   Notes to consolidated financial statements	   6-8


Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	  9-10


PART II. 	OTHER INFORMATION

Item 6.	Exhibit 27, Financial Data Schedule
     (For Electronic Filing Purposes Only)			   11


SIGNATURES                                                	   12

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
AND YEAR ENDED DECEMBER 31, 1997

                                               						SEPT         		 DEC
                                                						1998	          	1997
(UNAUDITED)
ASSETS

CURRENT ASSETS:
    Cash				 	 $ - 		 $15,250
    Accounts receivable, net of allowance
    for doubtful accounts of $113,000 in
    1998 and 1997				158,481		  68,516
    Deferred tax asset 				100,000 	 100,000
    Net current assets of discontinued
    operations					 - 		 529,754

    Total current assets                        258,481		        713,520

EQUIPMENT, Net                                   95,169		        100,420

INTANGIBLE ASSETS:
    Systems development costs, net            1,652,149	       1,449,235
    Gaming and software sub-licenses, net       377,021 	        377,021

        Total intangible assets               2,029,170        1,826,256

OTHER ASSETS:
    Security deposits                             1,118	           1,118
    Note receivable                           5,000,000              -

        Total other assets                    5,001,118            1,118

NET NONCURRENT ASSETS OF DISCONTINUED
    OPERATIONS                                    -              223,031

        TOTAL                                $7,383,938       $2,864,345

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                     -         $286,065
    Bank overdraft                                     -          74,109
    Accounts payable and accrued expenses       547,445          454,039
    Net current liabilities of discontinued
        operations                                 -           1,601,516

        Total current liabilities              9547,445        2,415,729

DEFERRED REVENUE                              5,000,000              -

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 25,000,000 shares
   authorized, 15,628,251 and 13,701,290 shares
   issued and outstanding in 1998 and 1997,
   respectively                                 15,628            13,701
  Additional paid-in capital                 1,797,443         2,676,296
  Deficit                                       23,422       (2,241,381)

        Total stockholders' equity           1,836,493           448,616

            TOTAL                           $7,383,938        $2,864,345

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


                             SIX MONTHS ENDED            NINE MONTHS ENDED
                             1998           1997        1998           1997
                                                    (UNAUDITED)                  (UNAUDITED)
REVENUES:
    Gaming and software
     licensing fees, net   $68,707        $77,000 	   $164,556    $1,202,906
    Advertising				         17,601          3,069 	    50,670          -
    Program and design fee  56,401         23,070 	    87,434         56,443
    Rental income				           -              - 	         -              -
    Other				                7,338         20,740 	    13,707        458,673
    Interest income             32             60         158           -

        Total revenues     150,070        123,948       326,525    1,718,022

EXPENSES:
    Salaries               166,704        170,969 	   224,108        607,593
    Depreciation and
     amortization          124,992         86,767 	   187,491        281,247
    Advertising                648         49,387 	     2,296        128,551
    Legal and professional  56,450         82,909      74,757        346,925
    Rent                   130,815         55,575 	    49,415        163,142
    Provision for doubtful
     accounts                 -            (1,056) 	        -          6,196
    Office                  29,358         14,300 	    37,208         100,040
    Telephone               24,681         63,834 	    33,329        281,303
    Insurance               17,529         14,867 	    15,896         35,677
    Travel and related
     expenses               10,463         10,249        10,659         54,037
    Other                    1,181         21,841        18,325         24,774
    Auto                     3,987          8,551         8,770         24,324
    Interest                 3,532          9,200         3,532         27,087
    Bank charges            13,438         6,968         13,985         19,231
    Repairs and maintenance    312          3,857           312         11,617
    Services and other fees      -          5,343             -         15,250

        Total expenses     483,890        603,561       680,183      2,126,994

Loss from continuing
    operations before
    taxes and extraordinary
    item                 (333,811)      (479,613)     (363,659)      (408,972)

Income tax expense          _              -       	  (100,000)             -

Loss from continuing
    operations          (333,811)      (470,613)     (463,699)      (408,972)

Income from
   discontinued
   operations                  -        (72,959)      134,732         71,703

Loss before
    extraordinary item  (333,811)      (552,572)	    (328,927)      (337,269)

Extraordinary item            -              -      1,656,344              -

Net (loss) income    $  (333,811)      (552,572)    1,327,417       (337,269)

Basic (loss) earnings per common share:

    Continued operations  $(0.02)        $(0.04)      $(0.03)        $(0.03)
    Discontinued operations    -          (0.01)  	     0.01           0.01
                               -              -   	     0.12              -
    Net (loss) income
     per share            $(0.02)        $(0.04)  	    $0.10         $(0.02)

Weighted average common shares
    outstanding       13,945,201     13,686,665   13,945,201     13,686,665

See Notes to Consolidated Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 SEPT           SEPT
                                                 1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                        $1,327,417       $(408,972)
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
  Provision for Doubtful Accounts                               6,196
  Depreciation and amortization               187,491         281,247
  Change in net assets and liabilities of
    discontinued operations                (1,727,284)              -
  Deferred income tax benefit                 100,000               -
  Deferred Revenue                          5,000,000               -
  (Increase) decrease in assets:
    Accounts receivable                       (82,948)         (68,026)
    Other assets                           (5,000,000)             407
  Increase in liabilities:
    Customers' Credit Balances                                (248,750)
    Customers' Security Deposits                                54,024
    Accounts payable and accrued expenses     100,378          138,384

      Net cash (used in) provided by
        operating activities                  (94,946)       (243,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                       70,348          (22,261)
  Increase in note and loans receivable                          (669)

        Net cash used in investing
          activities                          70,348          (22,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                               7,421               -
  Proceeds from notes payable                     -            86,065
  Proceeds from issuance of common stock        1,927            42,508

        Net cash provided by
          financing activities                  9,348           128,573

(DECREASE) INCREASE IN CASH                   (15,250)       (137,847)

CASH, BEGINNING                                15,250         208,020

CASH, ENDING                                   $  -           $70,173


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERACTIVE GAMING & COMMUNICATIONS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    1.    BASIS OF PRESENTATION, REGULATION AND CERTAIN
SIGNIFICANT RISKS AND UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The consolidated balance sheet for the period ended September 30, 1998 and the related consolidated statement of operations and statement of cash flows are unaudited and reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

In September 1997, the Company adopted a plan to dispose of two of its subsidiaries, Sports and Casinos. Effective March 18, 1998, the Company sold Sports and Casinos for debt forgiveness of $1,656,344 and a $5,000,000 note receivable. The interest rate on the note is 1 1/2% above the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A balloon payment of $4,490,950 is payable on the thirty-seventh month. Interest payments and accruals have been suspended through August 31, 1998 pending the reopening of Sports and Casinos by the new owners and management team. The stock of Sports and Casinos has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $6,556,344 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $5,000,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.


2.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at September 30, 1998 and December 31, 1997:

                                  				1998	       1997

Furniture, fixtures and equipment   $157,353    $157,353
Less accumulated depreciation         62,184   	  56,933
Total                               $ 95,169    $100,420

  3. INTANGIBLE ASSETS

Intangible assets include system development costs, gaming and software sub-licenses and are depreciated over a ten year period beginning in 1997. Intangible Assets consist of the following as of September 30, 1998 and December 31, 1997:

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

The Company derived all its revenue from its wholly owned Grenadan subsidiaries. The government of Grenada does not presently impose income taxes on the Company. In 1997, a deferred tax asset of $100,000 was recognized for the future tax consequences attributable to U.S. net operating loss carryforwards of approximately $300,000, which expire in 2012. In March 1998 the Company realized gain on debt forgiveness related to its sold subsidiaries and provided for a $100,000 tax provision thereby utilizing its deferred tax asset.

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

Results of Operations

For the nine-month period ended September 30, 1998 and 1997 the statement of operations reflects a decrease in revenues from continuing operations amounting to $1,401,497.00 or 81%. This decrease was the result of 1997 revenues in the amount of $1,718,022.00 for currently discontinued operations. The 1998 revenue in the amount of $316,525.00 is attributable to software licensing fees, advertising fees and program design fees. Expenses from continuing operations decreased by $1,456,809.00 or 68%. This is also the result of 1997 expenses in the amount of $2,126,994.00 for currently discontinued operations. The decrease in 1998 expenses is a reflection of the consolidation of management and employees to a more economic and efficient facility together with a reduction in administrative personnel. Income from continuing operations increased from $337,269.00 in 1997 to $1,337,416.00 in 1998. This increase includes an extraordinary item in the amount of $1,656,334.00.

For the three month periods ended September 30, 1998 and 1997 revenues from continuing operations increased to $160,364. Revenues from continuing operations include licensing, advertising, and Internet related Web design fees. The increase in revenues resulted from the postponement of certain licensing fees, which the Company anticipates, will be recovered in future period. Expenses decreased from $603,561 in 1997 to $230,053 in 1998. This decrease resulted from consolidating management and employees in a more economical and efficient facility together with a reduction in administrative personnel. Loss from continuing operations decreased by $409,924 in 1998 or about 85%.

There was no income from discontinued operations for the quarter ended September 30, 1998 since the gaming subsidiaries were sold during the first quarter of 1998.

Liquidity and Capital Resources

Current liabilities exceed current assets by $254,017 in 1998 compared to $1,702,209 in 1997. The reduction in the working capital deficit resulted from the sale of Sports and Casinos. The Company anticipates further reductions in future periods as the $5,000,000 note amortizes. Further capital resources is anticipated with increased licensing activities and the development and sale of new Internet gaming software.

Government Regulation - Effect on Financing

In June of 1998, the State of Missouri settled a suit against the Company and its President, Michael F. Simone, for a $2,000 fine for Mr. Simone and $25,000 fine for the Company together with a second-degree misdemeanour plea agreement for each party.

PART II. OTHER INFORMATION

Item 1.  	Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1998. The Exhibits filed as part of this report is listed below.

Exhibit No.					Description
      27				 Financial Data Schedule




Item 2.	Legal Proceedings

The Company has filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against International Gaming Corporation to collect the full amount plus accrued interest on the note issued for the purchase of the gaming subsidiaries, Sports and Global Casinos. Further action is contemplated, when appropriate.

Item 3.	Y2K Compliance

The Company is compliant with Y2K considerations and all of its equipment is in compliance.

Item 6.	Exhibit 27 - Financial Data Schedule
(For Electronic Filing Purposes Only)

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE BALANCE SHEET AND STATEMENT OF
OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.

Cash		                                     						         $    0
Marketable Securities							                                   0
Notes and Accounts Receivable				                    	 5,188,533
Allowances for Doubtful Accounts				                     113,000
Inventory								                                              0
Total Current Assets						                               258,481
Property, Plant and Equipment					                       157,353
Accumulated Depreciation                                  62,184
Total Assets                                           7,383,938
Total Current Liabilities                                547,445
Bonds, Mortgages and Similar Debt					                         0
Preferred Stock / Mandatory Redemption				                     0
Preferred Stock / No Mandatory Redemption			                   0
Common Stock                                              15,628
Other Stockholders' Equity                             1,836,493
Total Liabilities and Stockholders' Equity          		 7,383,938
Net Sales of Tangible Products	                          				  0
Total Revenues                                           316,525
Cost of Tangible Goods Sold						                              0
Total Costs and Expenses App. to Sales and Revenues            0
Other Costs and Expenses                                 680,183
Provision for Doubtful Accounts					                           0
Interest and Amortization of Debt Discount                 3,532
Income Before Taxes and Other Items                     (363,659)
Income Tax Expense                                       100,000
Income/Loss Continuing Operations				                   (463,659)
Discontinued Operations						                            134,732
Extraordinary Items                                    1,656,344
Cumulative Effect-Changes in Accounting Principles             0
Net Income or Loss                                     1,357,417
Earnings Per Share - Primary					                           0.10
Earnings Per Share - Fully Diluted				                      0.10

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					INTERACTIVE GAMING & COMMUNICATION CORP.


Dated: December 30, 1998

					By:		/s/ MICHAEL F. SIMONE
                   				Michael F. Simone, President
                                   and Chief Executive Officer