Form 10-K
period 1998-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1999-07-12
CIK 799197

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]

For the fiscal year ended  DECEMBER 31, 1998


                                    or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from  to



 Commission file Number  33-7764-C


                 INTERACTIVE GAMING & COMMUNICATIONS CORP.
          (Exact name of registrant as specified in its charter)

           DELAWARE                  23-2838676
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification No.)

 4070 BUTLER PIKE,  PLYMOUTH MEETING, PA 19462-1510
(Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area     (610) 941-0305
code


     Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK, $0.001/PAR VALUE PER SHARE
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 6, 1999, there were 15,544,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $3,103,360 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on July 6, 1999.

                             TABLE OF CONTENTS

                                                                       PAGE
    PART I
  1. Business                                                            1
  2. Properties                                                          4
  3. Legal Proceedings                                                   4
  4. Submission of Matters to a Vote of Securities Holders               5
    PART II
  5. Market Price for Registrant's Common Equity and Related
    Stockholder Matters                                                  7
  6. Selected Financial Data                                             9
  7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                               13
  8. Financial Statements and Supplementary Data                        16
  9. Changes in and Disagreement with Accountants on Accounting and
    Financial Disclosure                                                40
    PART III
  10. Directors and Executive Officers of the Registrant                40
  11. Executive Compensation                                            43
  12. Security Ownership of Certain Beneficial Owners and Management    44
  13. Certain Relationships and Related Transactions                    45
    PART IV
  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  45
    Exhibit 27, Financial Data Schedule (For Electronic Filing
    Purposes Only)                                                      46
    Signatures                                                          47

                                ITEM I.  BUSINESS
                                -----------------

General

History  and  Organization
--------------------------

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

Plan  of  Reorganization
------------------------

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

Acquisition  -  Exchange  of  Stock  and  Notes
-----------------------------------------------

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

These Notes were converted into 4,000,000 shares of common stock effective December 31, 1994 and the interest thereon was waived in connection with the conversion.
Nature  of  Operations
----------------------

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

As discussed inNote 19 to the financial statements, incorporated herein, the Company implemented a plan to divest its subsidiaries engaged in international Internet sports book and casino gaming. Therefore, the consolidated financial statements include the accounts of Sports International, Ltd. (Grenada) ("Sports") and Global Casinos, Ltd. (Grenada) ("Casinos"), the two subsidiaries sold on March 18, 1998, as discontinued operations.

Intersphere is a software development, marketing and communications company specializing in the Internet market. Intersphere developed the LiveAction Gaming Platform (formerly known as WiseGuy) wagering system, the first sports wagering system that allows casino sports books to take a wager from a customer over the Internet. LiveAction Gaming Platform was used by Sports in 1995. Intersphere's revenues are derived from Web Page Development and Design, traditional advertising, licensing of the LiveAction Gaming Platform and the development of other related gaming software products.

Casinos operated one of the world's first Internet Casino and Sports book. By accessing the Company's Internet site, a betting enthusiast could play and place wagers on a variety of casino games and sporting events. Casinos operated its business under a gaming license issued and authorized by the government of Grenada, before discontinuance of operations.

Global was the exclusive principal international gaming license holder in the country of Grenada, West Indies. Through this exclusive licensing agreement with the government of Grenada, Global had the right to operate and issue sub licenses to qualified gaming companies for operating international casinos or sports books via the Internet or other telecommunications. Revenues were derived from annual licensing fees and a percentage of the sub licensees' net revenues. The company has withdrawn from conducting further licensing activities in Grenada until both the political and industry environment becomes more favorable.

Sports operated an international Internet sports book. Sports betting enthusiasts, once they established an account, could place a wager on just about any sporting event over the phone or the Internet via a personal computer.
Wagers were accepted on all major sporting events in the U.S. and Europe. Sports operated its business under a gaming license issued and authorized by the government of Grenada. Sports was the principal source of revenue for the Company, generally accounting for 70% and 95% of the Company's net revenues for the years ended December 31, 1997 and 1996, respectively, before discontinuance of operations.
              -

Industry  Segments

The gaming industry is comprised of five separate service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling; (3) lotteries; (4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) sports book.

The Company operates in the casino segment via the Internet/Intranet utilizing proprietary software developed by its subsidiaries and joint venture affiliates. The Company derives its revenues from licensing, royalties, traditional advertising and Internet related development and design services.

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

Government  Regulation

The licensing business of the Company is conducted through its wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The company no longer operates any business, which is regulated by government.

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


Employees

As of July 1999, the Company had 8 full-time employees: 2 software engineers; 1 graphic designer; 2 marketing personnel; 1 HTML writer; and 2 employees engaged in service support. The Company also utilizes full-time and part-time consultants on an as-needed basis. None of the company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

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





                               ITEM 2. PROPERTIES
                               ------------------

Commencing December 9, 1997, the Company entered into a new four-year lease for its corporate and subsidiary, Intersphere, headquarters in Plymouth Meeting, Pennsylvania. The lease provides for current annualized rent of approximately $49,000.



                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

On February 18, 1997, a search warrant (the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral
devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being conducted from its premises in Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violated either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there.

In May 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum
                                                                     -- --------
jurisdiction of the Company or of Mr. Simone. On September 22, 1998, the company and Simone entered into a plea agreement with the State of Missouri. As part of the agreement the Company was to pay a fine in the amount of $5,000 and an additional $20,000. For the costs to prosecute the case. Simone was fined $2,500. As of December 31, 1998, $15,000 remains unpaid and is included in accounts payable and accrued expenses. According to the plea agreement, if the $20,000 was not paid within sixty days following the date of the plea, the State of Missouri may bring additional criminal charges against the Company.


The Company has filed suit against International Gaming to collect payments due under a $4,990,000 note representing payment for the capital stock of Sports International, Inc. and Global Casinos, Inc. (Note 19). International Gaming has filed an Answer and Counterclaim asserting there were material misstatements, misrepresentations and omissions from the warranties and representations provided under the Stock Purchase Agreement between the two Companies. The Company has been advised by competent legal counsel that they will receive a judgement, though collection of the amount owed is still uncertain.

The Company was sued by, among others, Empire Corporation ("Empire"), who claimed the Company improperly terminated an alleged Joint Venture Agreement, appropriated certain funds belonging to Empire under the agreement and otherwise refused to pay monies due to Empire. Empire also asserted claims of fraud and breach of fiduciary duty. An answer, new matter and counterclaim has been filed by the Company asserting that the Agreement had been properly terminated and that funds are due the Company from Empire. Empire claims damages in excess of $160,000 as well as punitive damage in the amount of $1,000,000. The Company's counterclaim seeks damages in excess of $95,000.




         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         --------------------------------------------------------------

On March 18, 1998, a Special Meeting of Shareholders was held to approve the sale of all of the capital stock of Sports and Casinos for $5,000,000. The sale was unanimously approved by the Shareholders.

                                     PART II
                                     -------

   ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   ----------------------------------------------------------------------------
                                     MATTERS
                                     -------

After the Company completed a Plan of Reorganization, its Common Stock resumed trading on the National Association of Securities Dealers Automated Over the Counter Market (OTC) Bulletin Board on December 19, 1994, under the trading symbol "SBET". The following table sets forth high and low closing sales prices (in dollars) for the Company's Common Stock, as reported on the Bulletin Board, since trading resumed.

                                1998     1997     1996
                                ----     ----     ----
                    High     Low     High     Low     High     Low
                    ----     ---     ----     ---     ----     ---

First  Quarter     .21     .13     1  7/8     1     1  3/16     5/8
Second  Quarter     .16     .11     1  1/16     5/8     3  3/16     5/8
Third  Quarter     .44     .13          .50     .34     2  5/8     1
Fourth  Quarter     .08     .05     5/16     .13     2     7/8

On  July  6,  1999 the last reported sales price for the Common Stock was $0.52.

On  July  6,  1999  the  Company  had  approximately  550  shareholders.

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

Description  of  the  Company's  Securities

Common  Stock

The authorized capital stock of the Company consists of 25,000,000 shares, $.001 par value ("Common Stock"), of which 15,544,903 shares are issued and outstanding as at July 6, 1999.

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

Preferred  Stock

In May 1995, the shareholders approved an amendment of the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December 31, 1998, no preferred stock of the Company had been issued.

                        ITEM 6.  SELECTED FINANCIAL DATA
                        --------------------------------

The selected financial data presented on the following tables for, and as of the end of, each of the years or periods ended for the three year period ended December 31, 1998, are derived from the financial statements of the Company reflecting both income from continuing and discontinued operations. The financial statements for the years ended December 31, 1998, 1997 and 1996 have been audited by Parente, Randolph, Orlando, Carey & Associates, LLC. The 1997 and 1998 Selected Financial Data includes the consolidated reporting of all the Company's subsidiaries included by reference herein.

The selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



                                                  1998     1997     1996
                                                  ----     ----     ----
                                                                    (1)

INCOME  STATEMENT  DATA  :

Revenues                              $  325,416    $  689,663  $  113,386

Expenses                               1,206,542     2,311,493     972,879

Other  Income                             11,499
                                          ------

Loss  from  continuing  operations
   before  income  tax  benefit        (869,627)    (1,621,830)   (859,493)

Deferred  income  tax  benefit                         100,000           0
                                                       -------           -

Loss  from  continuing  operations     (869,627)    (1,521,830)   (859,493)

Income  (loss)  from discontinued
operations                              (66,579)        18,637     163,573
                                        --------        ------     -------

Loss  before  extraordinary  item      (936,206)    (1,503,193)   (695,920)

Extraordinary  item:  debt
forgiveness                             864,721              0           0
                                        -------              -           -

Net  loss                   $  (71,485)     $  (1,503,193)     $   (695,920)
                             ===========     ==============     =============

Basic  (loss)  earnings
   per  common  share:
   Continued  operations   $    (0.06)     $       (0.11)     $    (0.07)
   Discontinued  operations    0                       0            0.01
   Extraordinary  item           0.06
   Net  (loss)  income
    per share             $         0      $       (0.11)     $   (0.06)
                        ==============     =================


Weighted  average
   Common  shares
   Outstanding             13,701,290     13,682,752     11,512,656
                           ==========     ==========     ==========





                                       1998          1997            1996
                                       ----          ----            ----
                                                                     (1)

BALANCE  SHEET  DATA:
Working  capital  (deficit)     $(1,311,501)     $(  630,477)     $(  294,602)
                                ============     ============     ============

Total  assets                   $  1,777,274     $  2,864,345     $  4,008,364
                                ============     ============     ============

Deficit                         $(2,312,866)     $(2,241,381)     $  (738,188)
                                ============     ============     ============

Stockholders'  equity (deficit) $    377,131     $    448,616     $1,909,301
                                ============     ============     ==========

(1) See Note 14 to the consolidated financial statements of Item 8 of this Form 10-K for 1996 acquisitions.

------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Results  of  Operations

Years  Ended  December  31  1998  &  1997

In  March 1998, the Company sold its two gaming subsidiaries Sports and Casinos.
Therefore the Consolidated Statement of Operations for 1998 and 1997 have been restated to reflect the results from the continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for 1998 were $325,416 as compared to $689,663 for 1997 and $113,386 for 1996. The decrease in revenues for 1998 as compared to 1997 resulted from the loss of two licensees in 1998 and a decrease in advertising revenue in 1998. Licensing and royalties fees for gaming and software licenses accounted for 59% of the revenues in 1998, 46% of the revenues in 1997, and 5% of the revenues reported for 1996 from continuing operations.
The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations decreased from $2,311,493 in 1997 to $1,206,542 or $1,104,951 in 1998 mainly as a result of a one time charge in 1997 for $709,301 representing the impairment of a gaming sub-license and decreased charges for depreciation and doubtful accounts in 1998 amounting to $248,886. In addition, in 1998 the Company reduced rent by $53,635 and advertising by $186,303.

Results of operations for the discontinued operations of Sports and Casinos reflect a loss of $66,579 in 1998 as compared to $18,637 income in 1997. The decreases in both revenue and expenses resulted from the Company's increased efforts to sell Sports and Casinos and divest itself from wagering activities.

Years  Ended  December  31,  1997  &  1996

The increase in revenues from $ 689,663 in 1997 to $ 113,386 in 1996 resulted from the acquisition of Intersphere and Global in October 1996 which reflected three months of revenue as compared to twelve months of revenue in 1997.
Licensing and royalties fees for gaming and software licenses accounted for 46% of the revenues reported for 1997 and 5% of the revenue reported for 1996 from continuing operations. The remaining revenue was generated from advertising and other Internet related services.

Expenses from continuing operations increased from $972,879 in 1996 to $2,311,493 in 1997 mainly as a result of depreciation and amortization, insurance, interest and other related charges for conducting a full year of business as primarily a licensing and development company in the gaming and Internet markets.

Liquidity  and  Capital  Resources

The Company's working capital deficit from continuing operations increased by $769,054, or 242%, from $542,447 in 1997 to $1,311,501 in 1998. The largest component increase in the working capital deficit was accounts payable and accrued expenses which increased by $537,083 or 218%. Of this amount, $257,730 was accrued for shares of stock issued in lieu of salary to the President of the Company and consulting fees to a consultant. The remaining increase was a result of trade accounts payable and payroll taxes from the inability of the Company to generate positive cash flow from operations. In addition, working capital increased as a result of the inability to collect anticipated payments on the $4,990,000 note from the sale of the Company's former subsidiaries.

The Company has available at December 31, 1998 approximately $421,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of December 31, 1998, the Company has utilized $131,956 with $69,044 available to fund future short term needs.

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

Year  2000

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar
"19". If not corrected, many computer applications could fail or create erroneous results. The problems created by using abbreviated dates appear in hardware such as microchips, operating systems and other software programs. The
Company's Year 2000 ("Y2K") compliance project is intended to determine the readiness of the Company's business for the Year 2000. The Company defines Y2K compliance to mean that the computer code will process all defined future dates properly and give accurate results.

In September 1998, the Company formed a Y2K compliance committee which includes chief software writing personnel reporting directly to the President.
Management of the Company believes that it has an effective program in place to resolve any Y2K issues and that all of its equipment and software are in compliance to address Y2K readiness. However, although management believes that the Company's systems and applications are Y2K compliant, there can be no assurance that the systems of other companies with which it does business will be Y2K compliant on a timely basis.


Government  Regulation  -  Effect  on  Financing

The licensing business of the Company is conducted through its wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The company no longer operates any business, which is regulated by government.



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

On February 23, 1999, the Company and Century Industries, Inc. ("Century") entered into a joint effort agreement and formed Gamblenet Technologies, Ltd.
("Gamblenet"). The Company and Century each own 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest, the Company licensed certain gaming and software licenses to Gamblenet along with 4,000,000 restricted shares of the Company's Common Stock, which have been reserved for, but have not been issued.

On June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc.
("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding shares in exchange for 7,500,000 shares of the Company's common stock.

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



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               ---------------------------------------------------

Index  to  Financial  Statements  and  Supplementary  Data

                                         Page
                                         ----

                       INDEPENDENT AUDITORS' REPORT                    17

CONSOLIDATED  FINANCIAL  STATEMENTS:
                                Balance Sheet                          18
                           Statement of Operations                     19
                      Statement of Stockholders' Equity                20
                           Statement of Cash Flows                     21
                      Notes to Financial Statements                 22 - 37

INDEPENDENT  AUDITORS'  REPORT  ON  FINANCIAL  STATEMENT  SCHEDULE     38

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS           39

Financial Statement schedules not included in this Form 10-K have been omitted because they are not applicable or are the required information is shown in the financial statements or notes thereto.


                          INDEPENDENT AUDITORS' REPORT
                          ============================

Board  of  Directors
Interactive  Gaming  &  Communications  Corp.
Plymouth  Meeting,  Pennsylvania:

	We have audited the accompanying consolidated balance sheet of Interactive
Gaming & Communications Corp. and its subsidiaries at December 31, 1998 and
1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December
31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive
Gaming & Communications Corp. and its subsidiaries at December 31, 1998, and
1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 1998 and 1997 and negative cash flows from operations for the years ended December 31, 1998 and 1997. The majority of the Company's continuing and discontinued operations were financed by cash flows from its discontinued operations including customers' credit balances and security deposits, which remained on deposit until customers requested repayment. These subsidiaries were sold in 1998. The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. The Company incurred a loss from continuing operations of $869,627 in 1998 and $1,521,830 in 1997 and there is no assurance that profitable operations will be achieved in the future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               PARENTE, RANDOLPH, ORLANDO,
                                                 CAREY & ASSOCIATES, LLC

Philadelphia, Pennsylvania
May 19, 1999, except for Note 21 as to
    which the date is June 22, 1999


INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
"DECEMBER 31, 1998 AND 1997"
																														                    	1998           		1997

ASSETS

CURRENT ASSETS:
	Cash                                          " $5,708 "	      " $215,250 "
	"Accounts receivable, net of allowance for
  doubtful accounts"
		"of $38,000 and $113,000 in 1998 and 1997"				" 6,934 "	       	" 68,516 "
	Deferred tax asset																														     -        		" 100,000 "
	Net current assets of discontinued operations							 -        		" 529,754 "

				Total current assets																							" 12,642 "      		" 913,520 "

"EQUIPMENT, Net"																															" 68,351 "	      	" 100,420 "

INTANGIBLE ASSETS:
	"Systems development costs, net"			 							" 1,393,547 "    		" 1,486,938 "
	"Gaming and software licenses, net"										" 301,616 "      		" 339,318 "

				Total intangible assets																	" 1,695,163 "    		" 1,826,256 "

OTHER ASSETS																								     							" 1,118 "	        	" 1,118 "

NET NONCURRENT ASSETS OF DISCONTINUED
	OPERATIONS																									            					 -        		" 223,031 "

								TOTAL																						       	" $1,777,274 "   		" $3,064,345 "

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Notes payable																						 								" $318,021 "	     	" $386,065 "
	Bank overdraft																													        	 -         		" 74,109 "
	Current portion of long-term debt													" 15,000 "	       	" 12,000 "
	Accounts payable and accrued expenses								" 991,122 "      		" 454,039 "
	Net current liabilities of
discontinued operations																														 -      		" 1,601,516 "

				Total current liabilities															" 1,324,143 "	    	" 2,527,729 "

LONG-TERM DEBT																						  									" 76,000 "	       	" 88,000 "

						Total liabilities													  						" 1,400,143 "    		" 2,615,729 "

STOCKHOLDERS' EQUITY:
	"Preferred stock, 10,000,000 shares authorized"
		none issued																							           						 -               		 -
	"Common stock, $0.001 par value,
  25,000,000 shares"
		"authorized, 13,701,290 shares
  issued and outstanding"										   									" 13,701 "	       	" 13,701 "
	Additional paid-in capital																	" 2,676,296 "	    	" 2,676,296 "
	Deficit																										     				" (2,312,866)"	   	" (2,241,381)"

						Total stockholders' equity														" 377,131 "      		" 448,616 "

								TOTAL																						       	" $1,777,274 "    	" $3,064,345 "

See Notes to Consolidated Financial Statements










INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
"FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996"
                  																			1998        		1997	       	1996

REVENUES																									" $325,416 "		" $689,663 "		" $113,386 "

OPERATING EXPENSES:
	Salaries																 								" 536,622 "		" 437,105 "		" 456,400 "
	Legal and professional											" 203,714 "		" 159,587 "		" 124,472 "
	Depreciation and amortization			 " 162,862 "		" 299,798 "		" 15,009 "
	Rent																						      		" 62,426 "		" 116,061 "		" 106,840 "
	Other 																							    	" 55,693 "	 	" 38,434 "		" 13,054 "
	Interest																							  	" 48,618 "		" 21,908 "		" 5,119 "
	Telephone																					 			" 43,069 "		" 52,692 "		" 69,585 "
	Office 																							   	" 24,697 "		" 59,373 "		" 65,101 "
	Insurance																							 	" 22,737 "		" 46,401 "		" 23,895 "
	Travel and related expenses					 	" 22,474 "		" 26,071 "		" 42,663 "
	Auto																							      	" 13,359 "		" 22,963 "		" 19,270 "
	Advertising																					 		" 7,981 "		" 194,284 "		" 19,767 "
	Provision for doubtful accounts  		" 1,130 "		" 113,000 "		 -
	Services and other fees										 				 835 	   	" 6,775 "		" 1,594 "
	Repairs and maintenance											 			 325 	   	" 7,740 "		" 10,110 "
	Impairment of gaming sub-license			 				 - 		" 709,301 "		 -

				Total operating expenses			" 1,206,542 "		" 2,311,493 "		" 972,879 "

OTHER INCOME																						" 11,499 "      		 -         		 -

"LOSS FROM CONTINUING OPERATIONS, before income"
	"taxes, discontinued operations
  and extraordinary item"								" (869,627)"		" (1,621,830)"		" (859,493)"

DEFERRED INCOME TAX BENEFIT												 -   		" 100,000 "		      -

"LOSS FROM CONTINUING OPERATIONS,
 before "	discontinued operations
and extraordinary item									" (869,627)"		" (1,521,830)"		" (859,493)"

(LOSS) INCOME FROM DISCONTINUED
 OPERATIONS																					" (66,579)"		" 18,637 "	#REF!	" 163,573 "

LOSS BEFORE EXTRAORDINARY ITEM		" (936,206)"		" (1,503,193)"		" (695,920)"

"EXTRAORDINARY ITEM, "
	"Debt forgiveness income, net
of related "
		"income taxes of $100,000"					" 864,721 "      		 -           		 -

NET LOSS																					 		" $(71,485)"		" $(1,503,193)"		" $(695,920)"

BASIC (LOSS) EARNINGS PER COMMON SHARE:
	Continued operations														 $(0.06)	     	 $(0.11)	    	 $(0.07)
	Discontinued operations															 -        		 -           		 0.01
	Extraordinary item																		 0.06 		       -   	         	 -

				Net loss per share																 $-       		 $(0.11)	    	 $(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING																				" 13,701,290 "		" 13,682,752 "		" 11,512,656 "


See Notes to Consolidated Financial Statements



INTERACTIVE GAMING & COMMUNICATIONS CORP.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
"FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996"

														             COMMON STOCK 	  		 ADDITIONAL 				           STOCK-
															         SHARES 			          			 PAID-IN 				           HOLDERS'
           									 OUTSTANDING 				 AMOUNT 		 CAPITAL 				 DEFICIT 	 EQUITY

"BALANCE, DECEMBER
 31, 1995"				 " 10,942,566 "	" $10,942 "	" $335,252 "	" $(42,268)"	" $303,926"

Common stock
issued in
private offering	 " 375,000 "	   		 375 			" 749,626 "		      	 - 			" 750,001 "
Warrants issued
in private offering				 - 		        	 - 	  		" 1,000 "			      - 		   	" 1,000 "
Common stock
issued for
services		 							" 254,474 "	  	 	 255 			" 508,692 "		     	 - 	 		" 508,947 "
Common stock
issued for
acquisitions				" 2,100,000 "		" 2,100 "	" 1,039,247 "			     - 			" 1,041,347 "
Net loss - 1996						 - 	        		 - 		      	 - 		 	" (695,920)"	" (695,920)"

"BALANCE,
DECEMBER 31,
1996"			 				" 13,672,040 "	" 13,672 "	" 2,633,817 "	" (738,188)"	" 1,909,301

Common stock
 issued for
services		 							" 29,250 "	  		 29   			" 42,479 "		    	 - 	   		" 42,508 "
Net loss - 1997				 	 - 			        - 		    	 - 		" (1,503,193)"	" (1,503,193)"

"BALANCE,
DECEMBER 31,
1997"								" 13,701,290 "	" 13,701 "	" 2,676,296 "	" (2,241,381)"	" 448,616"

Net loss - 1998								- 			      - 			      - 	     		" (71,485)"			" (71,485)"

"BALANCE,
DECEMBER 31,
1998"					" 13,701,290 "	" $13,701 "	" $2,676,296 "	" $(2,312,866)"	" $377,131"


See Notes to Consolidated Financial Statements



INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
"FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996"
                     																					1998         		1997		      1996

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss																						     	" $(71,485)"	" $(1,503,193)"	" $(695,920)
	Adjustments to reconcile net loss
 to net cash
		(used in) provided by operating
  activities:
			Depreciation and amortization	 				" 162,862 "		    " 299,798 "		" 15,009 "
Change in net assets and liabilities of
				discontinued operations										" (848,731)"	    	" 167,841 "		" 679,235 "
			Deferred income tax expense
   (benefit)		     																			" 100,000 "	   	" (100,000)"	    	 -
			Impairment of gaming sub-license								 -        		" 709,301 "    		 -
			(Increase) decrease in assets:
				Accounts receivable													 		" 61,582 "     		" 20,186 "		" (88,702)"
				Other assets																		      		 - 	         	" (1,118)"    		 -
			"Increase in liabilities,"
				Accounts payable and accrued
    expenses			     			 														" 537,383 "    		" 204,614 " 		" 249,425 "

					Net cash (used in)
    provided by operating activities		" (58,389)"	   	" (202,571)" 		" 159,047 "

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of equipment  																		 -          		" (8,474)"		" (139,359)"
	Decrease in loan receivable															_                _       	" 138,788 "
	Purchase of systems development costs				 -             		 -     		" (933,899)"
	Purchase of software sub-license									 -             		 -     		" (109,457)"

					Net cash used in investing
     activities		        																	 -          	" (8,474)"	" (1,043,927)"

CASH FLOWS FROM FINANCING ACTIVITIES:
	Bank overdraft																							" (74,109)"     		" 74,109 "	      	 -
	Payments of notes payable												" (77,044)"	         	 - 	         	 -
	Proceeds from notes payable														 -         		" 386,065 "	 	" 200,000 "
	Proceeds from issuance of common stock			 -              		 -     		" 751,001 "

					Net cash (used in) provided
     by financing activities										" (151,153)"   		" 460,174 " 		" 951,001 "

(DECREASE) INCREASE IN CASH											" (209,542)"   		" 149,129 "  		" 66,121 "

"CASH, BEGINNING"																						" 215,250 "	    	" 66,121 "      		 -

"CASH, ENDING"														  										" $5,708 "  		" $215,250 " 		" $66,121 "

"SUPPLEMENTAL CASH FLOW INFORMATION,"
	Interest paid														 	 								" $52,707 "   		" $21,908 "	  	" $5,119 "

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
	"AND FINANCING ACTIVITIES,"
		Common stock issued for employee bonuses
			and consulting fees																			 $-         		" $42,508 "	   	 $-

		Common stock issued for services
  (Note 12)		       	 																			 $-          		 $-       		" $508,947 "

		Common stock issued for
  acquisitions (Note 14)																	 $-          		 $-     		" $1,041,342 "


See Notes to Consolidated Financial Statements



                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                    =========================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

 1.     NATURE  OF  OPERATIONS  AND  SUMMARY  OF
          SIGNIFICANT  ACCOUNTING  POLICIES

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

As discussed in Note 19, the Company implemented a plan to divest its subsidiaries engaged in international Internet sports book and casino gaming.
Therefore,  the consolidated financial statements include the accounts of Sports
International,  Ltd.  (Grenada)  ("Sports")  and  Global Casinos, Ltd. (Grenada)
("Casinos"), the two subsidiaries sold on March 18, 1998, as discontinued operations.

Global was the exclusive principal international gaming license holder in the country of Grenada, West Indies. Based on the current internet gaming industry environment and complex issues and responsibility regarding the offering, managing and supervising sub-licenses of gaming operation in Grenada, Global suspended any further issuing of sub-licenses for the government of Grenada.
This policy will continue until the industry environment changes and Global can renegotiate a new and stronger agreement with Grenada. Global has not reapplied to be the exclusive international gaming license holder in the country of Grenada.

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

Casinos operated one of the world's first Internet casinos. By accessing the Company's Internet site, a betting enthusiast could play and place wagers on a variety of casino games. Casinos operated its business under a gaming license issued and authorized by the government of Grenada.


INTERACTIVE  GAMING  &  COMMUNICATIONS  CORP.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
Sports  operated  an  international  Internet  sports  book.  Sports  betting enthusiasts, once they established an account, could place a wager on just about any  sporting  event  over  the  phone  or the Internet via a personal computer.
Wagers  were  accepted  on  all  major  sporting  events in the U.S. and Europe.
Sports operated its business under a gaming license issued and authorized by the government  of  Grenada.  Sports  was  the  principal  source of revenue for the
Company,  generally accounting for 70% and 95% of the Company's net revenues for the  years ended December 31, 1997 and 1996, respectively, before discontinuance of  operations.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Global and Intersphere. All intercompany balances and transactions have been eliminated in consolidation.

     USE  OF  ESTIMATES
     ------------------

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

FINANCIAL  INSTRUMENTS
----------------------

The carrying amounts of cash, accounts receivable, notes payable, long-term debt, and accounts payable approximate fair value at December 31, 1998 and 1997.

EQUIPMENT
---------

Equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets and was $31,770 in 1998, $32,400 in 1997 and $15,009 in 1996.

SOFTWARE  REVENUE  RECOGNITION
------------------------------

Software revenue is recognized when an arrangement exists, installation has occurred, fees are determinable and collection is probable.


------
SYSTEMS  DEVELOPMENT  COSTS
---------------------------

The Company capitalizes the cost of developing certain software products it plans to market in accordance with Statement of Financial Accounting Standards
No.  86,  "Accounting  for the Costs of Computer Software to be Sold, Leased, or
Otherwise Marketed" (Note 6). Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total amount and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product. The Company is using an estimated economic life of ten years.

     GAMING  AND  SOFTWARE  LICENSES
     -------------------------------

Through its subsidiaries Global and Intersphere, the Company licenses its gaming operations and sports wagering software. The Company has valued these licensing agreements at their fair value as determined by the present value of anticipated future cash flows. Amortization is provided using the straight-line method over 10 to 12 years and was $37,702 in 1998 and $102,184 in 1997. Accumulated amortization was $139,886 and $102,184 in 1998 and 1997, respectively.

At December 31, 1997, the Company evaluated the ongoing value assigned to these gaming and software agreements as required by Statement of Financial Accounting
Standards  No.  121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of." Based on such an evaluation, the Company determined that a gaming license asset with a carrying value of $709,301, was impaired due to changes in estimates relating to future sales. The change in estimates was a result of recent sales of the licenses and delays in development and marketing of the Company's products which could result in the loss of the exclusive license agreement. As a result, the Company wrote down its license by $709,301 to its estimated fair value. Fair value was estimated based on the estimated future cash flows discounted at a market rate of interest.
Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     COMMON  STOCK
     -------------

The Company has from time to time issued restricted common stock, unregistered with the Securities and Exchange Commission. The Company's restricted shares are only limited as to the holders ability to resell the stock into the public trading markets. At December 31, 1998 and 1997, 10,430,312 shares and
10,807,369 shares, respectively, of the total issued and outstanding shares of 13,701,290 were restricted as described above.


------
ADVERTISING  COSTS
------------------

Costs  incurred  for  advertising  are  expensed  as  incurred.

INCOME  TAXES
-------------

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS  PER  SHARE
--------------------

In  1997,  the Financial Accounting Standard Board issued Statement of Financial
Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Additionally, the dilutive effects of options are not included when losses from continuing operations exist. (Loss) earnings per common share is computed for 1998, 1997 and 1996 by dividing the net (loss) earnings by the weighted average number of shares of common stock outstanding.

RECLASSIFICATIONS
-----------------

Certain balances and amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.



 2.     BASIS  OF  PRESENTATION  AND  CERTAIN  SIGNIFICANT  RISKS  AND
UNCERTAINTIES

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had a working capital deficiency of $1,311,501 and $542,447 at December 31, 1998 and 1997, respectively, and negative cash flows from operating activities of $58,389 and $202,571 in 1998 and 1997, respectively. The majority of the Company's continuing and discontinued operations were financed by cash flows from its discontinued operations including customers' credit balances and security deposits, which remained on deposit until customers requested repayment. These subsidiaries were sold in 1998. The Company continues to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. Additionally, the Company incurred a loss from continuing operations of $869,627 in 1998, $1,521,830 in 1997 and $859,493 in
1996 and there is no assurance that profitable operations will be achieved in the future.

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

Management anticipates generating revenue and cash flows from its software licensing agreements. Additionally, management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, and sharing of development costs, or other resources. There can be no assurance that the Company's efforts will be successful.



 3.     SIGNIFICANT  ESTIMATES  AND  CONCENTRATIONS

The Company has recognized the value of its gaming and software licensing agreements based on the anticipated future revenues. Additionally, the Company believes that certain capitalized software development costs are also recoverable through anticipated future revenues. These anticipated future revenues are management's best estimates of future cash flows to be derived from these products. The Company's value of these products is based on certain assumptions management has made based on information available at December 31, 1998. Capitalized software development costs of approximately $718,000 at December 31, 1998 are still under development and realization will be dependent upon the ability to market the software. It is reasonably possible that these estimates and assumptions may change within one year from the balance sheet date based on changes in operations and revenues.

At December 31, 1997, 16% of the Company's net assets of continuing operations were located in Grenada. Revenues from foreign customers represented approximately 59% and 81% of total revenues in 1998 and 1997, respectively.


 4.     RELATED  PARTY  TRANSACTIONS

Included in accounts payable and accrued expenses is $57,670 at December 31, 1998 which represents advances from stockholders or officers of the company. No formal agreements or repayment terms exist.

 5.     EQUIPMENT

Equipment  consists  of  the  following  at  December  31,  1998  and  1997:

                                    1998     1997
                                    ----     ----

                     Furniture, fixtures and equipment     $157,056     $157,353

                     Less accumulated depreciation         88,705         56,933
                                                       ----------     ----------

                                                    Net     $68,351     $100,420
                                                            =======     ========



 6.     SYSTEMS  DEVELOPMENT  COSTS

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

After the economic and technical feasibility of the projects had been established, the Company began funding them. Costs incurred subsequent to the establishment of technological feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,652,149 at December 31, 1998 and 1997. The "Global Casino" project was completed in 1997 and amortization expense was $93,390 and $165,214 in 1998 and 1997, respectively.
Accumulated amortization was $258,604 and $165,214 in 1998 and 1997, respectively. As management has made estimates in determining the net realizable value of system development costs, it is reasonably possible that these values will change in the near term.


 7.     ACCOUNTS  PAYABLE

Accounts payable and accrued expenses consist of the following at December 31, 1998 and 1997:

                                    1998     1997
                                    ----     ----

                                      Accounts payable     $585,766     $383,970
                                          Accrued compensation     257,730     -
                              Payroll taxes payable       147,626         70,069
                                                        ---------     ----------

                                                 Total     $991,122     $454,039
                                                           ========     ========



 8.     NOTES  PAYABLE

The Company issued a promissory note payable to Madison Bank in the amount of $100,000. The note is collateralized by 1,000,000 shares of Company stock owned by the Company's President. The note payable bears interest at a rate of prime plus 1.5% (9% at December 31, 1998) and is payable on demand. The balance on this note was $100,000 as of December 31, 1998 and 1997.

In addition, the Company issued another promissory note payable to Madison Bank in the amount of $200,000. The note is unsecured. The note payable bears interest at a rate of 8.0% and is payable on demand. The balance on the note was $131,956 and $200,000 as of December 31, 1998 and 1997.

Note payable, stockholder, for $86,065 at December 31, 1998 and 1997 is payable on demand, unsecured and bears interest at prime plus 1.5% (9% at December 31, 1998).


 9.     LONG-TERM  DEBT

                                    1998     1997
                                    ----     ----

Term  note,  Madison  Bank,  collateralized  by  1,000,000
shares  of  company stock owned by the Company's President.  The note is payable in  35  monthly  installments
of  $1,000  plus  interest  at  9.5%  per  annum,  with a balloon payment due in
December  2000

     $91,000     $100,000

                                Less current portion       15,000         12,000
                                                         --------     ----------

                                          Long-term debt     $76,000     $88,000
                                                             =======     =======

Scheduled  repayments  as  of  December  31,  1998  are  as  follows:

Year  ending  December  31
--------------------------

                                                                1999     $15,000
                                                               2000       76,000
                                                                        --------

                                                               Total     $91,000
                                                                         =======



10.     INCOME  TAXES

The  deferred tax asset consists of the following at December 31, 1998 and 1997:

                                    1998     1997
                                    ----     ----

                       Net operating loss carryforward     $126,000     $100,000
                         Accrued compensation         77,000                   -
                                                  ----------     ---------------

                                                             203,000     100,000

                           Valuation allowance     (203,000)                   -
                                                   --------      ---------------

                          Net deferred tax asset     $            -     $100,000
                                                     ==============     ========

A valuation allowance has been recorded since the benefit and utilization of the deferred tax asset of $203,000 disclosed above will more than likely not be realized.

The Company has available at December 31, 1998 approximately $421,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

Prior to 1997, the Company derived its revenue from its wholly owned subsidiaries, Sports International, Ltd., Intersphere and Global, all of which are incorporated in Grenada. The government of Grenada does not presently impose income taxes on the Company.

In 1996, the U.S. tax benefit resulting from net operating loss carryforwards were offset by an allowance as it was more likely than not that any benefit would be realized. In 1997, a tax benefit of approximately $100,000 was recognized to reflect future taxes relating to the forgiveness debt from the sale of its subsidiaries, which occurred in 1998, with the applicable tax expense of $100,000 recognized.

Reconciliation of the U.S. federal statutory rate to the Company's effective tax rate on continuing operations follows:

                                    1998     1997
                                    ----     ----

                             U.S. federal statutory tax rate     34.0%     34.0%
                  Non-U.S. net operating loss carryforwards     (1.0)     (27.8)
Net  operating  loss  carryforwards  with  no
                                      current tax benefit     (33.0)           -
                                                              -----      -------

               Effective tax rate on continuing operations         -%       6.2%
                                                               =====      =====



11.     COMMITMENTS

Commencing December 9, 1997, the Company entered into a four year lease for its corporate headquarters in Plymouth Meeting, Pennsylvania. Future minimum rental payments under the leases are as follows:

Year  ending  December  31
--------------------------

                                                                1999     $49,000
                                                               2000       51,000
                                                               2001       54,000


12.     COMMON  STOCK  TRANSACTIONS

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

                                Intersphere     Global
                                -----------     ------

                                    Current assets     $  63,056     $       100
                                                      Equipment     60,574     -
                                              Security deposits     15,676     -
                                          Software development     166,293     -
                                              Software license     377,021     -
                                              Gaming license     -       773,783
                          Current liabilities     (415,161)                    -
                                                  ---------     ----------------

                                                           $267,459     $773,783
                                                           ========     ========

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

                                       Net win and other revenues     $3,002,644
                                                          Net loss     (897,085)
                                   Weighted average common shares     13,290,464
Outstanding
                                               Loss per common share      (0.07)



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

During  1998  and  1997,  no  stock  options  were  awarded.


16.     PREFERRED  STOCK

In May 1995, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but unissued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares. At December 31, 1998 and 1997, no preferred stock had been issued.


17.     COMPENSATORY  PLANS

On March 18, 1998, the Company authorized the issuance of 1,000,000 shares of the Company's stock to its President in lieu of salary. In addition they issued
650,000  shares  to  a  consultant  in  lieu  of  consulting  fees.

The Company applied APB Opinion 25 in accounting for the shares awarded to the President and FASB Statement No. 123 in accounting for the shares awarded to the consultant. Accordingly, compensation of $257,730 was charged to operations for the year ended December 31, 1998.

18.     CONTINGENCY

LITIGATION
----------

On February 18, 1997, a search warrant (the "Warrant") was issued, filed in the United States District Court for the Eastern District of Pennsylvania, authorizing the Federal Bureau of Investigation to search the premises of the Company's executive offices and the offices of Intersphere in Blue Bell, Pennsylvania including any and all computer hardware, software, peripheral devices and computer-related documentation on any of such premises. The Warrant lists a variety of items to be obtained based on the assumption that there was a violation of federal laws and that an illegal gambling business was being conducted from its premises in Pennsylvania. Based on the advice of counsel with significant criminal law, trial and appellate experience and comprehensive understanding of the jurisdictional scope of gaming laws, both domestic and international, management does not believe the gaming operations of its subsidiaries violate either the laws of the United States or the Commonwealth of Pennsylvania, since no gaming or gambling operations are conducted there.
Management's belief is based principally on its understanding, as interpreted by its counsel, that the operations of the Gaming and Licensing Division are legally authorized in Grenada and, as such, are beyond the scope and outside the jurisdiction of the U.S. criminal laws relating to gaming activities. The
Company, through counsel, while co-operating fully with the officials of the United States, intends to move to quash the Warrant and subsequent subpoena in the United States District Court on the grounds that jurisdiction is lacking.
Although the Company intends to defend vigorously any action that may ultimately be brought by the United States in connection with the Warrant and subpoena, no assurance can be given that management's beliefs as to the criminality of its subsidiaries' operations, or its basis for such beliefs, are correct and that the Company will prevail. In addition, the State of Missouri in April 1997 sought an injunction in its counts seeking to restrict the Company from offering the Global Casino through the Internet to Missouri residents. While not admitting personal jurisdiction, the Company through its counsel agreed not to offer these services to Missouri residents. The Company posted a notice to this effect within its Internet web site. Subsequently, an investigator employed by the State of Missouri accessed the Company's web site; apparently determining that the Company had breached its agreement with Missouri. Accordingly, in May of 1997, the State of Missouri indicted the Company and its President, Michael
F.  Simone,  and  filed  a  judgement  in  the  amount  of $66,050 for statutory
"gambling"  violations  in  Missouri.  On  September  22,  1998, the Company and
Simone entered into a plea agreement with the State of Missouri. As part of the agreement the Company was to pay a fine in the amount of $5,000 and an additional $20,000 for the costs to prosecute the case. Simone was fined
$2,500. As of December 31, 1998, $15,000 remains unpaid and is included in accounts payable and accrued expenses. According to the plea agreement, if the $20,000 was not paid within sixty days following the date of the plea, the State of Missouri may bring additional criminal charges against the Company.

------
The  Company has filed suit against International Gaming to collect payments due under  a  $4,990,000  note  representing payment for the capital stock of Sports
International,  Inc.  and  Global Casinos, Inc. (Note 19).  International Gaming
has  filed  an  Answer  and  Counterclaim  asserting  there  were  material misstatements,  misrepresentations  and  omissions  from  the  warranties  and representations  provided  under  the  Stock  Purchase Agreement between the two
Companies.  The  Company  has  been advised by competent legal counsel that they will  receive  a  judgement,  though  collection  of  the  amount  owed is still uncertain.

The Company was sued by, among others, Empire Corporation ("Empire"), who claimed the Company improperly terminated an alleged Joint Venture Agreement, appropriated certain funds belonging to Empire under the agreement and otherwise refused to pay monies due to Empire. Empire also asserted claims of fraud and breach of fiduciary duty. An answer, new matter and counterclaim has been filed by the Company asserting that the Agreement had been properly terminated and that funds are due the Company from Empire. Empire claims damages in excess of $160,000 as well as punitive damage in the amount of $1,000,000. The Company's counterclaim seeks damages in excess of $95,000. In the opinion of management, the ultimate outcome of this case in unknown.

OTHER  LITIGATION
-----------------

The Company, in the normal course of business, is subject to litigation and is presently involved as a defendant in several lawsuits. In the opinion of management, the ultimate outcome of these cases is unknown and any exposure to liability, if any, cannot be estimated at this time. Consequently, no amount has been accrued at December 31, 1998.



19.     DISCONTINUED  OPERATIONS

In  September  1997,  the Company adopted a plan to dispose of Sports and Casino
(the "Gaming Divisions").  Effective March 18, 1998, the Company sold the Gaming
Divisions for $5,000,000, which included a $4,990,000 note receivable and debt forgiveness of $975,664. The interest rate on the note is the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month. A balloon payment of $4,490,950 is payable on the thirty-seventh month. The stock of the Gaming Divisions has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $909,000 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $4,990,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

                                1998     1997     1996
                                ----     ----     ----

                     Gross handle     $1,223,497     $43,995,036     $58,482,731
             Less customer win       1,168,189       42,368,097       55,730,479
                                   -----------     ------------     ------------

                                  Net win     55,308     1,626,939     2,752,252
                    Other revenues                      -                        -
                                       ------------------     --------------------
                                                                          32,857
                                                                              --

               Net win and other revenues     55,308     1,626,939     2,785,109
                  Expenses         (121,887)         1,608,302         2,621,536
                               ------------      -------------     -------------

                    Net (loss) income     $    (66,579)     $18,637     $163,573
                                          ============-     =======     ========



20.     INVESTMENT  IN  GAMBLENET  TECHNOLOGIES,  LTD.

On February 23, 1999, the Company and Century Industries, Inc. ("Century") entered into a joint effort agreement and formed Gamblenet Technologies, Ltd.
("Gamblenet"). The Company and Century each own 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest, the Company licensed certain gaming and software licenses to Gamblenet along with 4,000,000 restricted shares of the Company's Common Stock, which have been reserved for, but have not been issued.


21.     ACQUISITION  OF  CENTURY  INDUSTRIES,  INC.

On June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc.
("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding shares in exchange for 7,500,000 shares of the Company's common stock.









                          INDEPENDENT AUDITORS' REPORT
                          ============================
                         ON FINANCIAL STATEMENT SCHEDULE
                         ===============================


Board  of  Directors
Interactive  Gaming  &  Communications  Corp.
Plymouth  Meeting,  Pennsylvania:
INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Interactive Gaming & Communications Corp.
Plymouth Meeting, Pennsylvania:

		We have audited the basic consolidated financial statements of Interactive
Gaming & Communications Corp. and its subsidiaries at December 31, 1998 and
1997 and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated May 19, 1999, except for Note 21 as to which the date is June 22, 1999, such consolidated financial statements and report are included elsewhere in this Form 10-K.  Our audit also included the financial statement schedule of Interactive Gaming & Communications Corp.
listed on page 39. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                   PARENTE, RANDOLPH, ORLANDO,
                                                     CAREY & ASSOCIATES, LLC


Philadelphia, Pennsylvania
May 19 , 1999, except for Note 21, as to which the date is June 22, 1999

                                     ======


                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                    =========================================

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                              Balances at   Provision
                              Beginning    Charge to   Accounts     Balances at
                              of  Year     Expense     Written-Off  End of Year
                             --------     -------     -----------  -------------
For  the  year  ended
December  31,  1998,
Allowance  for
doubtful  accounts           $113,000  $    1,130     $76,130     $38,000
                             ========     ==========     =======  =====

For  the  year  ended
 December  31,  1997,
Allowance  for
doubtful  accounts           $ - 0 -     $113,000     $  - 0 -   $113,000
                         =============     ========  ==========   =======

For  the  year  ended
December  31,  1996,
Allowance for
doubtful accounts           $ - 0 -     $ - 0 -     $ - 0 -     $ - 0 -
                        ============= ===========   ========   =========



     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     ------------------------------------------------------------------------
                              FINANCIAL DISCLOSURE
                              --------------------

There were no changes or disagreements with accountants on financial disclosure during this period.



                                    PART III
                                    --------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

Executive  Officers  and  Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company.

                   Name     Age     Position     Term Expires
                   ----     ---     --------     ------------

Michael  F.  Simone     50     Chairman  of  the  Board,  Director,  President,
Secretary  and  Chief  Executive  Officer     1999  Annual  Meeting

Jeffrey  D.  Erb     29     Director  and  Secretary     1999  Annual  Meeting



All  the  directors  were  re-elected  to  the  Board of Directors at the Annual
Meeting of Shareholders on March 18, 1998. The term of office for each director is one year or until his or her successor is elected and qualified at the Company's annual meeting of shareholders.

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

Jeffrey D. Erb is the Vice President of Intersphere. Mr. Erb is well versed in all aspects of the World Wide Web and the Internet, as well as design and management. He has overseen and personally handled much of the layout and programming of the World Wide Web pages and received international attention and awards. He is qualified in HTML programming and all aspects of Internet development. Mr. Erb is an active member of several high tech and Internet organizations and is a contributing writer in the advertising industry online magazine "Channel Seven" with his own column "Ad Bytes".

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




                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

Summary  of  Compensation  Table

                                 Annual Compensation
                                 -------------------
                                          Other Stock
                Name and Principal Position     Salary     Bonus
                ---------------------------     ------     -----

Michael  F.  Simone,  Chairman,  President,  and  Chief  Executive  Officer
1998     $          -     $           -     $156,200
1997     30,800     -     -
1996       144,230                -               -
1995     105,750     -     -
1994     150,000     -     -
1993     24,000     -     -


Jeffrey  D.Erb,  Director  and  Secretary
1998     49,399     -     -
1997     44,923     -     -



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

On March 18, 1998, the Company authorized the issuance of 1,000,000 shares of the Company's stock to its President in lieu of salary. In addition they issued
650,000  shares  to  a  consultant  in  lieu  of  consulting  fees.

The Company applied APB Opinion 25 in accounting for the shares awarded to the President and FASB Statement No. 123 in accounting for the shares awarded to the consultant. Accordingly, compensation of $257,730 was charged to operations for the year ended December 31, 1998.




    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

Principal  Shareholders

The table below sets forth information as to each person owning of record or who was  known  by  the  Company  to own beneficially more than 5% of the 13,701,290 shares  of issued and outstanding Common Stock of the Company as of December 31,
1998  and  information as to the ownership of the Company's Common Stock by each of  its  directors  and  executive  officers  and by the directors and executive officers  as  a  group.  Except  as  otherwise  indicated,  all shares are owned directly,  and  the  persons  named in the table have sole voting and investment power  with  respect  to  shares  shown  as  beneficially  owned  by  them.
    Name and Address of Beneficial Owner     Nature of Ownership     Number of
                                  Shares Owned
                                            Percent
                                            -------

Michael  F.  Simone     Common  Stock,  Direct     4,071,213     29.7%
188  Jericho  Valley  Drive
Wrightstown,  PA  18940

Rina  Moscariello     Common  Stock,  Direct     3,360,000     24.5%
994  Derring  Lane
Bryn  Mawr,  PA  19110


All  Executive  Officers  and  Directors,  as  a  Group  (2  Persons)

          4,171,213     30.4%



             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

There are no other material relationships or transactions that qualify for disclosure under this caption.




                                     PART IV
                                     -------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

Financial  Statement  Schedules

The consolidated financial statements and related schedules filed as part of this Form 10-K are included in Part II, Item 8.

Reports  on  Form  8-K

On March 8, 1999, the Company reported that it entered into a joint effort agreement with Century Industries, Inc. ("Century") and formed Gamblenet
Technologies,  Ltd.  ("Gamblenet").  The  Company  and  Century  each own 50% of
Gamblenet's  initially outstanding common shares.  In exchange for the Company's
50% interest, the Company licensed certain gaming and software licenses to Gamblenet along with 4,000,000 restricted shares of the Company's Common Stock, which have been reserved for, but have not been issued.



                       EXHIBIT 27, FINANCIAL DATA SCHEDULE
                       -----------------------------------
                      (FOR ELECTRONIC FILING PURPOSES ONLY)

THIS  SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE
SHEET  AND STATEMENT OF OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO  SUCH  FINANCIAL  STATEMENTS.

Cash                                                     $    5,708
----------------------------------------
Marketable  Securities                                            0
------------------------------------------------
Notes  and  Accounts  Receivable                             44,934
Allowances  for  Doubtful  Accounts                          38,000
Inventory                                                         0
Total  Current  Assets                                       12,642
Property,  Plant  and  Equipment                            157,056
Accumulated  Depreciation                                    88,705
Total  Assets                                             1,777,274
Total  Current  Liabilities                               1,324,143
Bonds,  Mortgages  and  Similar  Debt                             0
Preferred  Stock - Mandatory Redemption                           0
Preferred  Stock  -  No  Mandatory  Redemption                    0
Common  Stock                                                13,701
Other  Stockholders'  Equity                                363,430
Total  Liabilities  and  Stockholders' Equity             1,777,274
Net  Sales  of  Tangible  Products                                0
Total  Revenues                                             325,416
Cost  of  Tangible  Goods  Sold                                   0
Total  Costs and Expenses App. to Sales and Revenues              0
Other  Costs  and  Expenses                               1,156,794
Provision  for  Doubtful  Accounts                            1,130
Interest  and  Amortization  of  Debt  Discount              48,618
Income/Loss  Before  Taxes  and  Other  Items              (869,627)
Income  Tax  Expense/Benefit                                      0
Income/Loss  Continuing  Operations                        (869,627)
Discontinued  Operations                                    (66,579)
Extraordinary  Items                                        864,721
Cumulative  Effect-Changes  in  Accounting  Principles            0
Net  Income  or  Loss                                       (71,485)
Earnings  Per  Share  -  Primary                                  0
Earnings  Per  Share  -  Fully  Diluted                           0

                                   SIGNATURES
                                   ----------

Pursuant  to  the requirements of section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE  GAMING  &  COMMUNICATIONS  CORP.

Dated:  July  8,  1999



By:     /s/  Michael  F.  Simone
        ------------------------
     Michael  F.  Simone,  President  and  Chief  Executive  Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of July 1999.


INTERACTIVE  GAMING  &  COMMUNICATIONS  CORP.



By:     /s/  Michael  F.  Simone
        ------------------------
     Michael  F.  Simone,  Director,  President,  and  Chief  Executive  Officer


By:     /s/  Jeffrey  Erb
        -----------------
     Jeffrey  Erb,  Director  and  Secretary



