Form 10-Q
period 1999-03-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1999-07-16
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 33-7764-C

INTERACTIVE GAMING & COMMUNICATIONS CORP.

Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2838676 (I.R.S. Employer Identification No.)

4070 Butler Pike - Plymouth Meeting, PA 19462

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-0305

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

FINANCIAL STATEMENTS

In the opinion of the management of Interactive Gaming & Communications Corp. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1999 presentation.

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED BALANCE SHEET
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
AND YEAR ENDED DECEMBER 31, 1998
			MARCH	DEC
			1999	1998
			(UNAUDITED)
ASSETS

CURRENT ASSETS:
	Cash		$ 44,645	$ 5,708
	Accounts receivable, net of allowance for doubtful accounts of $113,000 in 1999 and 1998		2,648,773	6,934
	Deferred tax asset		100,000	-
	Net current assets of discontinued operations		-	-

	Total current assets		2,793,418	12,642

EQUIPMENT, Net			120,237	68,351

INTANGIBLE ASSETS:
	Systems development costs, net		1,652,149	1,393,547
	Gaming and software sub-licenses, net			301,616

	Total intangible assets		1,652,149	1,695,163

OTHER ASSETS:
	Security deposits		1,118	1,118
	Note receivable		-	-

		Total other assets	1,118	1,118

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS

		TOTAL	$ 4,566,922	$ 1,777,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Notes payable - Current Portion		$ 60,000	$ 318,021
	Bank overdraft			-
	Current portion of long-term debt			15,000
	Accounts payable and accrued expenses		670,885	991,122
	Net current liabilities of discontinued operations		-	-

	Total current liabilities		730,885	1,324,143

LONG TERM DEBT AFTER ONE YEAR			243,021	76,000

	Total Liabilities		973,906	1,400,143

STOCKHOLDERS' EQUITY:
	Common stock, $0.001 par value, 25,000,000 shares authorized, 15,544,903 and 13,701,290 shares issued and outstanding in 1999 and 1998, respectively		15,545	13,701
	Additional paid-in capital		5,703,914	2,676,296
	Deficit		(2,126,443)	(2,312,866)

	Total stockholders' equity		3,593,016	377,131

	TOTAL LIABILITIES & CAPITAL		$ 4,566,922	$ 1,777,274

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND YEAR ENDED 1998

			1999	1998
			(UNAUDITED)
REVENUES:			$ 273,244	$ 81,459

EXPENSES:
	Salaries		48,614	99,393
	Depreciation and amortization		-	62,495
	Advertising		3,751	130
	Legal and professional		179	54,222
	Rent		14,097	18,782
	Provision for doubtful accounts		-	-
	Office		2,948	10,192
	Telephone		4,200	15,840
	Insurance		-	12,976
	Travel and related expenses		2,313	7,128
	Other		6,210	6,766
	Auto		3,932	3,487
	Interest		-	3,532
	Bank charges		578	11,856
	Repairs and maintenance		-	312
	Services and other fees		-	-

		Total expenses	86,821	307,111

OTHER INCOME			-	-

Income (Loss) from continuing operations before taxes and extraordinary item			186,423	(225,652)

Income tax expense			-	(100,000)

Income from continuing operations			186,423	(325,652)

Income (Loss) from discontinued operations			-	134,732

Loss before extraordinary item			186,423	(190,920)

Extraordinary item			-	1,656,344

Net Income (Loss)			$ 186,423	$ 1,465,424

Basic (loss) earnings per common share:

	Continued operations		$ 0.01	$ (0.02)
	Discontinued operations		-	0.13
	Extraordinary item		-	-

	Net (loss) income per share		$ 0.01	$ 0.11

Weighted average common shares outstanding			15,544,903	13,945,201

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999
	Common stock		ADDITIONAL	RETAINED	STOCK
	SHARES		PAID-IN	EARNINGS	HOLDERS'
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	EQUITY

Balance December 31, 1998	$ 13,701,290	$ 13,701	$ 2,676,296	$ (2,312,866)	$ 377,131
Balance March 31, 1999	15,544,903	15,545	5,703,914		3,593,016

Net Income for three months ended 3/31/99				186,423

Balance March 31, 1998	$ 15,544,903	$ 15,545	$ 5,703,914	$ (2,126,443)	$ 3,593,016

INTERACTIVE GAMING & COMMUNICATIONS CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
		MARCH	DEC
		1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (loss) income	$ 186,423	$ (71,485)
	Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
	Depreciation and amortization	-	162,862
	Change in net assets and liabilities of discontinued operations	-	(848,731)
	Deferred income tax benefit	100,000	100,000
	Deferred Revenue	-	-
	(Increase) decrease in assets:
	Accounts receivable	2,648,773	61,582
	Other assets	-	-
	Increase (decrease) in liabilities:
	Accounts payable and accrued expenses	670,885	537,383

	Net cash (used in) provided by operating activities	3,606,081	(58,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of equipment	-	-

	Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	Bank overdraft	-	(74,109)
	Proceeds from notes payable	-	(77,044)
	Proceeds from issuance of common stock	-	-

	Net cash provided by financing activities	-	(151,153)

(DECREASE) INCREASE IN CASH		3,606,081	(209,542)

CASH, BEGINNING		5,708	215,250

CASH, ENDING		$ 8,349	$5,708
See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31,1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

NOTE 4-INVESTMENT IN GAMBLENET TECHNOLOGIES, LTD.

On February 23, 1999, the Company and Century Industries, Inc. ("Century") entered into a joint effort agreement and formed Gamblenet Technologies, Ltd. ("Gamblenet"). The Company and Century each own 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest, the Company granted certain marketing rights to its gaming and software licenses to Gamblenet along with a warrant for 4,000,000 restricted shares of the Company's Common Stock, which have been reserved for, but have not been issued. Gamblenet agreed to pay the Company $2,628,600 for the IGC restricted shares, and paid a $12,000 good faith deposit.

NOTE 5- ACQUISITION OF CENTURY INDUSTRIES, INC.

On June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc. ("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding shares in exchange for 7,500,000 shares of the Company's common stock.

EXHIBIT II

INTERACTIVE GAMING & COMMUNICATIONS CORP., AND SUBSIDIARIES COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
	Three Months Ended March 31, 1999	Three Months Ended March 31, 1998

Shares Outstanding	15,544,903	13,945,201
Weighted average shares outstanding	15,544,903	13,945,201
Net Income (Loss)	$ 186,423	$1,465,424
Preferred Dividends	--------------	--------------
Total Net Income (Loss) Available for Common Stockholders'	$ 186,423	$ 1,465,424

Basic and Diluted Earnings (Loss) Per Share:
Earnings (Loss) Per Share	$0.01	$0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter Ended March 31 1999 & 1998

In March 1998, the Company sold its two gaming subsidiaries Sports and Casinos. Therefore the Consolidated Statement of Operations for 1999 and 1998 have been restated to reflect the results from the divestiture of continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for first quarter 1999 were $273,244 as compared to $81,459 for first quarter 1998. The increase in revenues for 1999 as compared to 1998 resulted from royalties from software licenses. However, advertising revenues have increased in 1999. Licensing and royalties fees for gaming and software licenses accounted for 19% of the revenues in 1999, and 25% of the revenues in 1998. The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations decreased from $307,111 in first quarter 1998 to $86,821 in 1999, mainly as a result of more efficient utilization of employee resources in the ongoing development of the Company's ToteMaster interactive internet horse racing and gaming software platform. Results of operations for the discontinued operations of Sports and Casinos reflect a loss of $66,579 in 1998. Those discontinued operations assets in the form of a promissory note have been written off at 12-31-99, and the Company is now accounting for its go forward operations without any receivables from the sale of its discontinued operations.

Liquidity and Capital Resources

The Company's working capital deficit from continuing operations decreased by $186,423, or 9%, from $2,2,312,866 at 12-31-98 to $2,126,443 at first quarter 1999. The largest component decrease in the working capital deficit were the first quarter earnings of $186,423. In addition, working capital increased as a result of the Company's receipt of a good faith payment of $12,000 from Gamblenet Technologies, Ltd., its Joint Effort with Century Industries, Inc.

The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.

The Company has available at March 31, 1999 approximately $421,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of March 31, 1999, the Company has utilized the line.

Further cost reductions and anticipated revenue growth from licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.

The Company has effected a joint effort with Century Industries, Inc., which requires Century to provide the Company with $2,628,000 of operating capital, in exchange for exclusive rights to market the Company's ToteMaster internet thoroughbred racing and gaming software platform. Further negotiations are underway for the Company to acquire Century for shares of the Company. Century is also in active negotiations to sell its Scibal Associates subsidiary for $1,800,000. The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1998 with its strategic alliances to develop new proprietary products and the sale of Sports and Casinos LiveAction and SportsBook software platforms, and the formation of Gamblenet Technologies, Ltd. in the first quarter 1999.

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

On February 23, 1999, the Company and Century Industries, Inc. ("Century") entered into a joint effort agreement and formed Gamblenet Technologies, Ltd. ("Gamblenet"). The Company and Century each own 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest, the Company licensed certain gaming and software licenses to Gamblenet along with exchanging a warrant for 4,000,000 restricted shares of the Company's Common Stock, which have been reserved for, but have not been issued. Century agreed to provide the Company with approximately $2,628,000 of additional capital through Gamblenet, and Gamblenet paid the Company $12,000 in the first quarter as a good faith payment with the signing of the agreements.

Subsequently, on June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc. ("Century"). The agreement calls for certain control block shareholders of Century to deliver to the Company 53.26% of Century's issued and outstanding shares in exchange for 7,500,000 shares of the Company's common stock.

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

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1999. The Exhibits filed as part of this report is listed below.

Exhibit 27. Financial Data Schedule

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING & COMMUNICATION CORP.

Dated: July 16, 1999

By: /s/ MICHAEL F. SIMONE

Michael F. Simone, President

and Chief Executive Officer