Form 10-Q
period 1999-06-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1999-08-26
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

FINANCIAL STATEMENTS

In the opinion of the management of Interactive Gaming & Communications Corp. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended June 30, 1999 and 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1999 presentation.

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED BALANCE SHEET FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 AND YEAR ENDED DECEMBER 31, 1998
	JUNE	DEC
	1999	1998
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$ 343,842	$ 5,708
Accounts receivable, net of allowance for doubtful accounts of $113,000 in 1999 and 1998	4,838,747	6,934
Deferred tax asset	100,000	-
Inventory	127,717	-
Marketable Securities	100,943	-
Other current assets	196,723	-
Total current assets	5,707,972	12,642

LONG TERM ASSETS:
Land & Building	378,269	-
Software & Computer Equipment	2,441,918	-
Furniture & Fixtures	842,602	-
Machinery & Equipment	65,342	-
Transportation Equipment	304,018	-
Leasehold Improvements	159,251	-
	4,191,400	-

Less: Accumulated Depreciation	(1,562,549)	-

Net Long Term Assets:	2,628,851	68,351

Intangible Assets: Software Development	1,652,149	1,393,547
Gaming and Software sub-licenses, net		301,616
Total Intangible Assets	1,652,149	1,695,163

Other Assets:
Due from related parties	255,423	-
Investments	785,971	-
Deferred Acquistion costs	-	-
Security Deposits	106,771	1,118
Goodwill, Net	2,034,077	-
Other assets	1,099,079	-

Total Other Assets	4,281,321	1,118

TOTAL ASSETS:	14,270,293	1,777,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued expenses	3,111,346	991,122
Current Maturities - Long term debt	555,521	15,000
Capital Lease Obligation	103,325	-
Notes Payable	600,129	318,021
Advances from Shareholders	62,487	-
Net Current Liabilities of Discontinued operations	-	-
Dividends Payable	16,389	-

Total Current Liabilities	4,449,197	1,324,143

LONG TERM LIABILITIES:

Long term note payable less current portion	700,472	76,000
Capital lease obligation - less current portion	(6,912)	-

Total Long Term Liabilities	693,560	76,000

TOTAL LIABILITIES:	5,142,757	1,400,143

MINORITY INTEREST	2,416,124	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 23,044,903 shares aurthorized 23,044,903 and 13,701,290 issues outstanding in 1999 and 1998	23,045	13,701
Additional Paid in Capital	9,957,324	2,676,296
Retained Earnings (Deficit)	(3,268,957)	(2,312,866)

Total Stockholders Equity	6,711,412	377,131

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	14,270,293	1,777,274

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
	THREE MONTHS ENDED		SIX MONTHS ENDED
	1999	1998	1999	1998
	(UNAUDITED)		(UNAUDITED)

REVENUES	3,302,461	68,620	6,642,722	150,079
COST OF SALES	1,547,012	-	3,198,095	-

GROSS PROFIT	1,755,449	68,620	3,444,627	150,079

OPERATING COSTS
Salaries	428,337	67,311	959,287	166,704
Professional Fees	172,760	2,228	267,036	56,450
Depreciation and amortization	66,281	62,497	134,416	124,992
Auto; Travel; Entertainment	58,901	3,835	116,212	14,450
Bad Debt:	-	-	-	-
Other	618,534	40,908	1,088,969	121,294

Total expenses	1,344,813	176,779.00	2,565,920	483,890

Income (Loss) From Operations	410,636	(108,159)	878,707	(333,811)

Other Income (Expense)

Other Income (expense)	(62,379)	-	(176,154)	-
Interest Expense	(31,749)	-	(65,784)	-
Minority Interest	(7,207)		(14,414)
Income from discontinued operations				134,732
Extraordinary item				1,656,344
Total Other Income (Expense)	(101,335)	-	(256,352)	1,791,076

Income (Loss) Before Taxes	309,301	(108,159)	622,355	1,457,265

Income Tax Provision - Benefit (Expense)	-	-	-	(100,000)

Net Income (Loss)	309,301	(108,159)	622,355	1,357,265

Basic (loss) earnings per common share:

Continued operations	$ 0.01	$ (0.01)	$ 0.03	$ (0.03)
Discontinued operations	-	-	-	0.01
Extraordinary item	-	-	-	0.12

Net (loss) income per share	$ 0.01	$ (0.01)	$ 0.03	$ 0.10

Weighted average common shares outstanding	23,044,903	13,945,201	23,044,903	13,701,290

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
	JUNE	JUNE
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	4,838,747	-
Cash Paid to suppliers & employees	(2,877,266)	-
Interest paid	31,749	-
Income taxes paid	-	-
Net cash used for operating activities	1,993,230	(190,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	97,049	(7,241)
Purchase of fixed assets	(7,863)	-
Purchase of marketable securities	(100,943)	-

Net cash used in investing activities	(11,757)	(7,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock & limited partnership	-	-
Preferred dividends	-	-
Receipts of (payments on) notes	-	-
Net advances from stockholders	(87,458)	-

Net cash provided by financing activities	(87,458)	-

(DECREASE) INCREASE IN CASH	1,894,015	(197,862)

CASH, BEGINNING - January 1	$ 10,158	$ 208,020

CASH, ENDING - June 30	$ 343,842	$ 10,158

Net Income (loss)	622,355	(455,324)
Amortization & Depreciation	134,416	69,603
Minority Interest	2,416,124	-
Increase in A/R	(4,838,747)	216,543
Deferred income tax benefit	100,000	100,000
Change in net assets & liabilities of discontinued operations		314,181
(Increase) Decrease in inventory	127,717	-
(Increase) Decrease in other current assets & other assets	196,723	-
Decrease in A/P	3,234,642	(121,443)
Net cash used for operating account	1,993,230	(190,621)

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1999

	Common Stock SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT	STOCK HOLDERS EQUITY

Balance December 31, 1998	$13,701,290	$13,701	$2,676,296	$ (2,312,866)	377,131

Issued common stock	$1,843,613	$1,844	3,027,618		$3,029,462

Net income for three months ended 3/31/99				186,423	186,423

Balance March 31, 1999	$15,544,903	$15,545	$5,703,914	$ (2,126,443)	$ 3,593,016

Issued common stock	7,500,000	7,500	4,253,410	(1,764,869)	2,496,041
Net income for three months ended 6/30/99				622,355	622,355

Balance June 31, 1999	$23,044,903	$23,045	$9,957,324	$ (3,268,957)	$ 6,711,412

Interactive Gaming and Communications Corp. Computation of Earnings Per Common Stock for the three months period ended June 30, 1999 and June 30, 1998

	Three Months Ended June 30, 1999	Three Months Ended June 30, 1998	SixMonths Ended June 30, 1999	SixMonths Ended June 30, 1999

Shares Outstanding	23,044,903.00	13,945,201.00	13,945,201.00	13,701,290.00
Weighted average shares outstanding	23,044,903.00	13,945,201.00	13,945,201.00	13,701,290.00
Net Income (Loss)	309,301.00	(108,159.00)	622,355.00	1,357,265.00
Total Net Income (Loss) Available for common stockholders	309,301.00	(108,159.00)	622,355.00	1,357,265.00

Basic and Diluted Earnings (Loss) per Share:
Earnings (Loss) Per Share	0.01	(0.01)	0.03	0.10

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended June 30, 1999 and 1998. The results of operations for the three months ended June 30,1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

NOTE 4-INVESTMENT IN GAMBLENET TECHNOLOGIES, LTD.

On May 25, 1999, the Company sold Gamblenet Technologies, Ltd. ("Gamblenet") for $2,642,000 consisting of $140,000 in cash and a five year note for $2,500,000.

NOTE 5- ACQUISITION OF CENTURY INDUSTRIES, INC.

On June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc. ("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding Class A shares in exchange for 7,500,000 shares of the Company's common stock.

EXHIBIT II

INTERACTIVE GAMING & COMMUNICATIONS CORP., AND SUBSIDIARIES COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE THREE MONTHS ENDED June 30, 1999 AND 1998
	Three Months Ended June 30, 1999	Three Months Ended June 30, 1998

Shares Outstanding	23,044,903	13,945,201
Weighted average shares outstanding	23,044,903	13,945,201
Net Income (Loss)	$ 309,301	(108,159)
Preferred Dividends	--------------	--------------
Total Net Income (Loss) Available for Common Stockholders'	$ 309,301	(108,159)

Basic and Diluted Earnings (Loss) Per Share:
Earnings (Loss) Per Share	$0.01	($0.01)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter Ended June 30, 1999 & 1998

The Consolidated Statement of Operations for 1999 and 1998 reflect the results from continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for second quarter 1999 were $3,302,461 as compared to $68,620 for second quarter 1998. The increase in revenues for 1999 as compared to 1998 resulted from royalties generated by Intersphere Communications from software licenses, and consolidated revenues of newly acquired subsidiaries. However, Intersphere advertising revenues have increased in 1999. Expenses from continuing operations increased from $176,779 in second quarter 1998 to $1,344,813 in 1999, mainly as a result of the Company's acquisition of control of Century Industries, Inc. and subsidiaries. There was also a more efficient utilization of employee resources in the ongoing development of the Company's ToteMaster interactive internet horse racing and gaming software platform.

For the six month period ended June 30, 1999 and 1998 the consolidated statement of operations reflects an increase in revenues from continuing operations from $150,079 in 1998 to $6,642,722 in 1999. Expenses increased from $483,890 in 1998 to $2,565,920 in 1999. Consolidated operating income for the 1999 six months year to date was $878,707 as compared to ($333,811) in 1998. The revenue and expense increases are attributable to the Company's acquisition of control of Century Industries, Inc. as well as IGC's proportional increases. IGC's stand alone operating income was $513,481.

Liquidity and Capital Resources

The Company's consolidated current assets were $5,707,972 in 1999, an increase of $5,695,300 over the $12,642 in 1998. Current liabilities in 1999 were $4,449,197, and $1,324,143 in 1998, an increase of $3,125,054. The Company's working capital increased from a deficit of ($1,311,501) in 1998 to a surplus of $1,258,775, or 22% more current assets than current liabilities in 1999, a ratio greater than 1 to 1. The largest component increase in working capital was the Company's acquisition of control of Century Industries, inc. and subsidiaries. In addition, working capital increased as a result of the Company's receipt of a payment of $130,000 from Gamblenet Technologies, Ltd., on its note of $2,500,000.

The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries. However the company is in litigation and will recognize as revenue any award or settlement. The Company has available at June 30, 1999 approximately $421,000 of unused operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of March 31, 1999, the Company has utilized the line.

Further cost reductions and anticipated revenue growth from licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to further increases in working capital.

The Company acquired the control block of Century Industries, Inc. on June 23, 1999, for 7,500,000 shares of the Company's common stock. The terms of the acquisition also provide for the public Century shareholders to receive an offer equal to or better than that received by Century's control shareholders.

The Company further sold its original joint effort company with Century Industries, Inc., Gamblenet Technologies, Ltd. to Diversified Management Group Partners LP for $2,640,000. Gamblenet paid the Company $12,000 in the first quarter 1999, and subsequently paid an additional $128,000 in the second quarter 1999. Century also sold its Scibal Associates subsidiary for $1,800,000 in cash and notes, reflected in Century's 10-Q report.

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

Century Industries, Inc. in Consolidation with its Subsidiaries

The first quarter 1999 results reflect the Company's continuing success at the operational level for both the Century Steel subsidiary and the Scibal Associates, but reflect a small consolidated net loss due to the costs of a failed underwriting effort to create a new subsidiary. During the second quarter the Company was successful in reducing parent overhead costs in an ongoing effort to do so.

Its consolidated assets were $8,785,026, in comparison to $9,696,583 at 12-31-98.

Consolidated second quarter sales were $2,734,894, in comparison to $3,366,761 at the same period in 1998. Consolidated operating costs decreased to $1,104,304 in the second quarter 1999 from $1,436,355 in second quarter 1998. The consolidated operating income was ($129,476) in 1998, whereas in second quarter 1999 it was $83,578. Century, as the parent holding company, has no operations of its own, and further delineation of sales and earnings is described later herein under each subsidiaries' results of operations section.

Year to date sales are $5,801,911, down from $6,436,813 for the same period in 1998. Gross profit through June 30, 1999 increased from $2,442,432 in 1998 to $2,603,816 in 1999. Operating income year to date for 1999 was $365,226, whereas operating income for the same period in 1998 was ($263,534).

The earnings per share was $(.01) for the second quarter of 1999, a $.02 increase over the ($.03) earned in the second quarter 1998. There was no additional share issuance in the second quarter from that indicated at December 31, 1998.

The Company and its subsidiaries have sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

SUBSIDIARIES' SECOND QUARTER RESULTS OF OPERATIONS

Century Steel Products, Inc. (CSP)

CSP's sales of $893,823 in 1999 were less than the $1,460,811 for the second quarter 1998 sales. CSP contributes this decrease in sales to its downsizing efforts as a means to achieve greater profitability.

CSP's trade debt was $753,030 in 1998 as compared to $706,520 in the second quarter of 1999. CSP considers this debt decrease as resultant from its downsizing efforts.

CSP's second quarter 1999 operating income was $(27,519), whereas its 1998 operating loss was ($134,058). CSP continues to reduce overhead costs while trying to develop a new and profitable customer base.

Year to date sales through June 30, 1999 were $2,048,056 and were $2,565,386 for the same period in 1998. Operating income through June 30, 1999 was $133,124, and for the same period of 1998 it was $76,945.

U.S. Insurance Brokers, Inc.

USIB was organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 700 13th St., NW, Suite 950, Washington, DC 20007, and it has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

To date, none of USIB's efforts to market group insurance plans to membership based groups have succeeded. Management is in discussion with regards to USIB's future, the disposal of USIB's assets, and a go-forward business plan for USIB.

Results of Operations

USIB's second quarter 1999 operating loss was ($190), and its 1998 operating loss was ($31,942). Year to date, USIB's operating loss was ($39,256), and for the same period 1998 was ($72,496). USIB's only expenses were to help defray some of the parent public company overhead costs.

Scibal Associates, Inc.

In 1996, the Company acquired DC Partners, Ltd. (DCP), with a home office situated in Somers Point, NJ, and branch offices in Edison, NJ, West Chester, PA, Livonia, MI, and Jacksonville, FL. Scibal Associates, Inc. (Scibal), formerly the wholly owned subsidiary of DC Partners, Ltd., is a Third Party Claim Administrator, investigating, adjusting and administering liability, workers' compensation and property claims on behalf of self-insureds and insurance companies. Scibal adjusts in excess of $65,000,000 worth of claims annually.

Scibal began operations in 1953. The Company offers its customers a complete range of services, including claim administration, adjusting, investigation and risk management, as well as a full complement of computer reporting required for program management.

Scibal presently employs over 100 personnel. None of the employees are represented by labor unions, so Scibal is not vulnerable to union demands or the threat of strike. Employee turnover is at a rate consistent with or lower than industry average, with the majority of the employees having been with the Company for many years.

While competition in the third party administration industry is substantial, it has evolved in the 1990s into an industry where the TPA must be hardware and software intensive. Scibal's unique software, which was developed internally and is therefore proprietary, allows for an extremely flexible delivery of reporting systems to its clientele. This software is supported by an experienced staff of computer programmers, who are continually improving and enhancing the proprietary claims handling software. Additionally, through its computer programmers, Scibal continues to write "next generation" software, which will take advantage of Internet access, electronic claims reporting, electronic medical payment processing, data warehousing, as well as various other value-added programs. This will enable the Company's personnel to increase production, thereby increasing profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the future. Many of the new functions will be available for delivery in early 1999. Additionally, internal computer staff has commenced re-mapping of Scibal's software to ensure Year 2000 compliance, which will be completed prior in June of 1999.

The third party administration industry is directly affected by the current "soft" insurance market. This is an industry-wide issue which has, historically, had a tendency to run in cycles. Although many medium and large public entities and private corporations have opted to discontinue participation in self-insured/loss sensitive programs due to substantially reduced insurance costs, many believe that the market will begin to tighten throughout 1999, which will encourage both small and large entities to once again revisit insurance programs involving alternative risk financing, including either self-insurance, deductibles or retrospective ratings.

Scibal's customer base consists of organizations that participate in either self-insurance or alternative risk financing programs. A representative list of Scibal's clients includes hundreds of public entities, as well as many colleges, universities, health care institutions, real estate holding companies, electric authorities, various associations and entertainment related business.

In early 1999, Scibal was informed that a customer which generated approximately $400,000 per year in revenue would be utilizing their own "in-house" program during the second quarter of 1999. All other contracts which expired through the second quarter of 1999 have been renewed. The great majority of Scibal's revenue is generated from long standing customers, only one of which amounts to more than 5% of revenues for Scibal.

Being a service provider, there exists no dependence on any major supplier. Scibal employs approximately 110 persons. None of the employees are represented by labor unions.

Payroll expenses were reduced in the second quarter 1999 by $165,000 (annualized) from the first quarter, through operating efficiencies.

Results of Operations

Scibal's revenues of $1,819,995 for the 1999 second quarter were $86,966 lower than the second quarter of 1998 revenues of $1,905,950, a reduction of 4.5%.

Scibal's trade debt was $806,492 in 1999 as compared to $537,612 in the second quarter of 1998, an increase of 50%. Scibal's trade receivables at June 30, 1999 were $591,609, a 9.8% increase over the balance of $538,596 at June 30, 1998.

Scibal's second quarter 1999 operating income of $158,869 was $31,772 higher than the 1998 second quarter's operating income of $128,097, an increase of 25%.

Year to date revenues for Scibal of $3,731,263 were $140,164 lower than the six months of 1998 revenues of $3,871,427, a reduction of 3.6%.

Year to date 1999 operating income of $355,475 was $83,264 higher than the 1998 year to date operating income of $272,211, an increase of 30.6%.

Overall, the results of operations are a reflection of the tight market in conjunction with the continuing effort by management to generate operating efficiencies, as well as a refusal to cut prices below a profitable level in order to retain customers. As such, although revenues are down, operating income is increasing.

USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for insurance related entities.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the proposed formation of the new insurance subsidiary, as capital. This was anticipated to reduce the potential dilution of the Company's shares after the securities underwriting which was planned for financing the new Florida insurance subsidiary. As this underwriting was withdrawn by the underwriter, the Company is considering "folding up" this limited partnership. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants.

The USIB Holdings, LP is managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy the informational requirements of the USIB Holdings, LP.

Results of Operations

USIB Holdings, LP had a second quarter 1999 development stage operating loss of ($34,843), and a year to date operating loss of ($75,242). This is due to the continued efforts by management to lower overhead parent public company costs.

This operating earnings loss is attributed to the failed formation of the proposed Florida property & casualty insurance company and the assumption of legal and accounting expenses associated with running the parent public company.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable and their bank credit lines.

Consolidated accounts receivable were $1,873,774 at June 30, 1999, a decrease over its accounts receivable of $2,149,957 at June 30, 1998.

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

Dated: August 26, 1999

By: /s/ MICHAEL F. SIMONE

Michael F. Simone, President

and Chief Executive Officer