Form 10-Q
period 1999-09-30
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 1999-12-02
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of Sept 30, 1999, there were 23,044,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $2,700,000 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on September 30, 1999.

FINANCIAL STATEMENTS

In the opinion of the management of Interactive Gaming & Communications Corp. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of September 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended Sept. 30, 1999 and 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the Sept. 30, 1999 presentation.
INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED BALANCE SHEET FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND YEAR ENDED DECEMBER 31, 1998
	SEPTEMBER	DEC
	1999	1998
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$670,870	$ 5,708
Accounts receivable, net of allowance for doubtful accounts of $113,000 in 1999 and 1998	3,101,820	6,934
Deferred tax asset	100,000	-
Inventory	139,839	-
Marketable Securities	341,733	-
Other current assets	8,200	-
Total current assets	4,362,462	12,642

LONG TERM ASSETS:
Land & Building	378,269	-
Software & Computer Equipment	787,937	-
Furniture & Fixtures	107,199	-
Machinery & Equipment	46,732	-
Transportation Equipment	237,967	-
Leasehold Improvements	92,207	-
	1,650,311	-

Less: Accumulated Depreciation	(518,793)	-

Net Long Term Assets:	1,131,518	68,351

Intangible Assets: Software Development	1,652,149	1,393,547
Gaming and Software sub-licenses, net		301,616
Total Intangible Assets	1,652,149	1,695,163

Other Assets:
Notes Receivable	3,191,500	-
Investments	686,523	-
Deferred Acquistion costs	-	-
Security Deposits	17,350	1,118
Goodwill, Net	511,577	-
Other assets	(9,471)	-

Total Other Assets	4,397,479	1,118

TOTAL ASSETS:	11,543,608	1,777,274

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued expenses	2,793,764	991,122
Current Maturities - Long term debt	558,683	15,000
Capital Lease Obligation	67,393	-
Notes Payable	248,229	318,021
Advances from Shareholders	100.	-
Net Current Liabilities of Discontinued operations	-	-
Dividends Payable	1950	-

Total Current Liabilities	3,670,119	1,324,143

LONG TERM LIABILITIES:

Long term note payable less current portion	673,437	76,000
Capital lease obligation - less current portion		-

Total Long Term Liabilities	673,437	76,000

TOTAL LIABILITIES:	4,343,556	1,400,143

MINORITY INTEREST	1,462,217	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized 23,044,903 and 13,701,290 issues outstanding in 1999 and 1998	23,045	13,701
Additional Paid in Capital	7,001,937	2,676,296
Retained Earnings (Deficit)	(1,287,147)	(2,312,866)

Total Stockholders Equity	5,737,835	377,131

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	11,543,608	1,777,274

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPT. 30, 1999 AND 1998
	THREE MONTHS ENDED		NINE MONTHS ENDED
	1999	1998	1999	1998
	(UNAUDITED)		(UNAUDITED)

REVENUES	2,475,169	68,620	9,117,891	150,079
COST OF SALES	1,161,401	-	4,359,496	-

GROSS PROFIT	1,313,768	68,620	4,758,395	150,079

OPERATING COSTS
Salaries	181,924	67,311	1,143,211	166,704
Professional Fees	93,855	2,228	360,902	56,450
Depreciation and amortization	2,394	62,497	136,810	124,992
Auto; Travel; Entertainment	41,179	3,835	145,406	14,450
Bad Debt:	-	-	-	-
Other	256,479	40,908	1,356,525	121,294

Total expenses	575,831	176,779.00	3,142,854	483,890

Income (Loss) From Operations	737,937	(108,159)	3,142,854	(333,811)

Other Income (Expense)

Other Income (expense)	14,388	-	(161,766)	-
Interest Expense	(61,033)	-	(129,144)	-
Minority Interest			(14,414)
Income from discontinued operations				134,732
Extraordinary item				1,656,344
Total Other Income (Expense)	(46,645)	-	(305,321)	1,791,076

Income (Loss) Before Taxes	691,292	(108,159)	1,310,220	1,457,265

Income Tax Provision - Benefit (Expense)	-	-	-	(100,000)

Net Income (Loss)	691,292	(108,159)	1,310,220	1,357,265

Basic (loss) earnings per common share:

Continued operations	$ 0.03	$ (0.01)	$ 0.06	$ (0.03)
Discontinued operations	-	-	-	0.01
Extraordinary item	-	-	-	0.12

Net (loss) income per share	$ 0.03	$ (0.01)	$ 0.06	$ 0.10

Weighted average common shares outstanding	23,044,903	13,945,201	23,044,903	13,945,201

See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPT. 30, 1999 AND 1998
	SEPT	SEPT
	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	8,198,619	-
Cash Paid to suppliers & employees	(7,249,600)	-
Income taxes paid	(139,084)	-
Net cash used for operating activities	809,935	(190,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(7,241)
Purchase of fixed assets	(7,863)	-
Purchase of marketable securities	(22,324)	-

Net cash used in investing activities	(30,187)	(7,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts of (payments on) notes	(1,282,797)	-
Receipts on short term notes	354,502	-
Net advances from stockholders	(87,458)	-

Net cash provided by financing activities	(1,015,753)	-

(DECREASE) INCREASE IN CASH	(236,005)	(197,862)

CASH, BEGINNING - January 1	$ 503,049	$ 208,020

CASH, ENDING - June 30	$ 573,827	$ 10,158

Net Income (loss)	1,455,626	(455,324)
Amortization & Depreciation	550,649	69,603
Minority Interest	1,462,217	-
Increase in A/R	1,516,688	216,543
Deferred income tax benefit	-	100,000
Change in net assets & liabilities of discontinued operations		314,181
(Increase) Decrease in inventory	33,977	-
(Increase) Decrease in other current assets & other assets	(2,788,927)	-
Decrease in A/P	(1,420,295)	(121,443)
Net cash used for operating account	809,935	(190,621)
INTERACTIVE GAMING & COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE QUARTERS ENDED MARCH 31, JUNE 30, AND SEPTEMBER 30, 1999

	Common Stock SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT	STOCK HOLDERS EQUITY

Balance December 31, 1998	13,701,290	$13,701	$2,676,296	$ (2,312,866)	$377,131

Issued common stock	1,843,613	$1,844	$3,027,618		$3,029,462

Net income for three months ended 3/31/99				$186,423	$186,423

Balance March 31, 1999	15,544,903	$15,545	$5,703,914	$ (2,126,443)	$ 3,593,016

Issued common stock	7,500,000	$7,500	$4,253,410	$(1,764,869)	$2,496,041
Net income for three months ended 6/30/99				$622,355	$622,355

Balance June 30, 1999	23,044,903	$23,045	$9,957,324	$ (3,268,957)	$ 6,711,412

Net income for three months ended 9/30/99				$691,292	$691,292
Balance September 30, 1999	23,044,903	$23,045	$7,001,937	$ (1,287,147)	$5,737,835

Interactive Gaming and Communications Corp. Computation of Earnings Per Common Stock for the three months period ended Sept 30, 1999 and Sept 30, 1998

	Three Months Ended Sept 30, 1999	Three Months Ended Sept 30, 1998	NineMonths Ended Sept 30, 1999	NineMonths Ended Sept 30, 1998

Shares Outstanding	23,044,903.00	13,945,201.00	23,044,903.00	13,945,201.00
Weighted average shares outstanding	23,044,903.00	13,945,201.00	23,044,903.00	13,945,201.00
Net Income (Loss)	691,292.00	(108,159.00)	1,310,220.00	1,357,265.00
Total Net Income (Loss) Available for common stockholders	691,292.00	(108,159.00)	1,310,220.00	1,357,265.00

Basic and Diluted Earnings (Loss) per Share:
Earnings (Loss) Per Share	0.03	(0.01)	0.06	0.10

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

NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of September 30, 1999. The results of operations for the three months ended September 30,1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

NOTE 4-INVESTMENT IN GAMBLENET TECHNOLOGIES, LTD.

On May 25, 1999, the Company sold Gamblenet Technologies, Ltd. ("Gamblenet") for $2,640,000 consisting of $140,000 in cash and a five year note for $2,500,000.

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

EXHIBIT II

INTERACTIVE GAMING & COMMUNICATIONS CORP., AND SUBSIDIARIES COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE NINE MONTHS ENDED Sept. 30, 1999 AND 1998
	Nine Months Ended Sept. 30, 1999	Nine Months Ended Sept. 30, 1998

Shares Outstanding	23,044,903	13,945,201
Weighted average shares outstanding	23,044,903	13,945,201
Net Income (Loss)	$ 1,455,626	$ 1,357,265
Preferred Dividends	--------------	--------------
Total Net Income (Loss) Available for Common Stockholders'	$ 1,455,626	$ 1,357,265

Basic and Diluted Earnings (Loss) Per Share:
Earnings (Loss) Per Share	$0.06	$0.10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter Ended September 30, 1999 & 1998

The Consolidated Statement of Operations for 1999 and 1998 reflect the results from continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees, and the consolidation of Century Steel Products. Accordingly, such revenues for third quarter 1999 were $ 2,475,169 as compared to $ 326,325 for third quarter 1998. The increase in revenues for 1999 as compared to 1998 resulted from royalties generated by Intersphere Communications from software licenses, and consolidated revenues of newly acquired subsidiaries. However, Intersphere advertising revenues have increased in 1999. Expenses from continuing operations increased from $483,890 in third quarter 1998 to $ 575,831 in 1999, mainly as a result of the Company's acquisition of control of Century Industries, Inc. and subsidiaries. There was also a more efficient utilization of employee resources in the ongoing development of the Company's ToteMaster interactive internet horse racing and gaming software platform.

For the nine month period ended September 30, 1999 and 1998 the consolidated statement of operations reflects an increase in revenues from continuing operations from $164,556 in 1998 to $ 9,117,891 in 1999. Expenses increased from $680,183 in 1998 to $2,997,448 in 1999. Consolidated operating income for the 1999 nine months year to date was $ 1,760,947 as compared to ($333,811) in 1998. The revenue and expense increases are attributable to the Company's acquisition of control of Century Industries, Inc. as well as IGC's proportional increases. IGC's stand alone operating income was $ 934,305..

Liquidity and Capital Resources

The Company's consolidated current assets were $ 4,362,462 in 1999, an increase of $ 4,349,820 over the $12,642 in 1998. Current liabilities in 1999 were $ 3,670,119, and $1,324,143 in 1998, an increase of $ 2,345,976. The Company's working capital increased from a deficit of ($23,422) in 1998 to a surplus of $1,258,775, or 22% more current assets than current liabilities in 1999, a ratio greater than 1 to 1. The largest component increase in working capital was the Company's acquisition of control of Century Industries, inc. and subsidiaries. In addition, working capital increased as a result of the Company's receipt of a payment of $500,000 from Gamblenet Technologies, Ltd., on its note of $2,500,000.

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

The Company further sold its original joint effort company with Century Industries, Inc., Gamblenet Technologies, Ltd. to Diversified Management Group Partners LP for $2,640,000. Gamblenet paid the Company $12,000 in the first quarter 1999, and subsequently paid an additional $128,000 in the second quarter 1999, and $500,000 in the third quarter of 1999. Century also sold its Scibal Associates subsidiary for $1,800,000 in cash and notes, reflected in Century's 10-Q report.

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

Century Industries, Inc. in Consolidation with its Subsidiaries

SUBSIDIARIES' THIRD QUARTER RESULTS OF OPERATIONS

Century Industries, Inc. in Consolidation
with its Subsidiaries

Past Development

The  following  discussion  and  analysis of the  Company's  consolidated  financial condition and results of operations should be read in conjunction with the Company's  Condensed  Consolidated  Financial  Statements and Notes thereto.  This document may contain  forward-looking  statements  that involve  risks and uncertainties.  The Company's actual results may differ significantly  from the results discussed in the forward-looking statements.

Current Operations

The Registrant, as the parent holding company for Century Steel Products, Inc., and US Insurance Brokers, Inc., has no operations of its own, other than its functions for shareholders' relations, legal and accounting, and the remaining reporting requirements of a public company.  The operations of each subsidiary can be found hereinbelow.

Third Quarter Consolidated Operating Results

Third quarter 1999 consolidated revenues were $1,671,156, and the same period for 1998 consolidated revenues were $3,039,637, which is a decrease of $1,368,481, or 45%.  This decrease is due to the Company's divestiture of Scibal Associates in June, 1999.  Third quarter consolidated operating income increased to $311,535 from $34,827 at September 30, 1998, an increase of $276,708.  This rise in consolidated operating income is attributable to the ongoing strong sales and earning performance at the Century Steel Products subsidiary, and the decrease in parent company operating expenses.

Third quarter 1999 consolidated net income increased to $269,042 from ($248,233) at September 30, 1998, an increase of $517,275, or 208%.  The revenue decrease and concomitant operating income decrease are also attributable to the divestiture of Scibal Associates.  As indicated further herein in the unaudited financial statements, total operating costs were down across the board, from $1,297,842 for the three months ended September 30, 1998, to $198,220 for the same period in 1999.  While the divestiture of Scibal Associates was a part of this reduction, it should be noted that management has effectively reduced its parent overhead and other consulting fees to help the Company achieve profitability.

Further information regarding the divestiture of the Scibal Associates subsidiary can be found in the August 5, 1999 Form 8-K filing completed by the Registrant.

Year to Date Consolidated Operating Results

The Companys consolidated year to date 1998 revenues totaled $9,476,450  compared to the same period 1999 of $7,473,067 for a decrease of $2,003,383 or 21%. Consolidated operating costs through the third quarter 1999 were $2,436,810, a decrease of $1,572,495, or 39%, from operating costs of $4,009,305 for the same period in 1998. Consolidated net income was ($644,028) for the year to date in September, 1998, and this was $462,902 for the same period in 1999.  These changes can be attributed to the divestiture of Scibal Associates, as well as the ongoing efforts of management to decrease parent overhead expenses, which has been completed effectively.

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets are $6,171,814, a decrease of $2,834,481 from  consolidated assets of $9,006,295 as of September 30, 1998.  This is due to the divestiture of Scibal Associates.  Consolidated capital has decreased from $5,060,413 for the same period of 1998 to $3,149,830 in 1999. This is due to the divestiture of Scibal Associates.

The year to date earnings per common share is $0.03, and the third quarter earnings were $0.02 per common share. Additional shares were  issued in the 3rd quarter, totaling 1,732,000 Class A common voting shares, and 3,148,000 Class B common voting shares, for a grand total of 4,880,000 shares, represent the conversion of unit holders equity in the USIB Holdings, LP to Class B common stock equity in the Company. USIB Holdings, LP was de-consolidated due to the divestiture of Scibal Associates.

Additionally, the Company completed its examination of its internal computer systems to verify for Year 2000 compliance.  Finalization indicates that the Issuer and its subsidiaries will not have any Year 2000 compliance difficulty. The "worst case" scenario for Year 2000 problems are that the Registrant would have to function manually and could do so without significant loss of business.  The Registrant feels that the Year 2000 efforts have not substantially or materially deferred its ability to conduct any other projects or IT projects.

The following is a discussion and analysis of each subsidiary's results of operations.

Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $1,671,156 for the third quarter 1999 were greater than the third quarter of 1998 sales of $1,017,321. CSP finds this increase to be in line with its ongoing efforts to increase its business through development of new customer relationships.
Cost of goods sold was $1,161,401 in 1999, and was $849,730 for the third quarter 1998.  This increase is concomitant with the increase in sales.

At September 30, 1999, CSP's third quarter operating income was $341,202, and at September 30, 1998 it was ($36,000).  This operating income is indicative of CSPs efforts to increase revenues and earnings through new customer relationships while reducing its office personnel.

CSP's revenues year to date for the first 9 months of 1999 were $3,719,212, and were $3,582,708 for the same period of 1998.  CSP's year to date 1999 operating income is $341,202, and 1998 operating income for the same period was $53,061.

U.S. Insurance Brokers, Inc. (USIB)

USIB was organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 700 13th St., NW, Suite 950, Washington, DC 20007, and it has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

To date, none of USIB's efforts to market group insurance plans to membership based groups have succeeded.  Management is in preliminary discussions with various entities regarding the disposal of USIB's assets.

Results of Operations

USIB's third quarter 1998 operating loss was ($21,051), and in 1999 is was $0.00. This change is due to the decrease of expense at USIBs offices, as the Registrant intends to dispose of the assets of USIB shortly, and USIB did not have any operations.

USIB's year to date 1998 operating loss was ($99,237), and for the same period 1999 it was ($39,256). Again, USIB has effectively reduced personnel in anticipation of divestiture.

As mentioned previously, the Registrant has divested itself of its Scibal Associates, Inc. subsidiary, in exchange for $1,800,000.

USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for insurance related entities.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the proposed formation of the new insurance subsidiary, as capital. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants. This was anticipated to reduce the potential dilution of the Company's shares after the securities underwriting which was planned for financing the new Florida insurance subsidiary, which never materialized.

Due to the divestiture, which included the return of Mr. Scibal's 20% interest in the LP, the LP's subsequent return of his Class B shares to the Company's treasury, and lack of income and operations, the LP is in the process of "winding up". USIB's investment in the LP will be offset by amounts due to the LP and will wash out in the "winding up."

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries primary sources of  capital are their accounts receivable and their bank credit lines.

Consolidated accounts receivable  were $3,850,375 at September 30, 1999, an increase over its accounts receivable of $1,881,939 at September 30, 1998.

The Company "upstreamed" $75,000 to its parent Company, Interactive Gaming & Communications corp. during the 3rd quarter.

The Company expects to receive payments totaling $750,000 towards its note from Advantage Holdings, Inc. during the year 2000, from the sale of Scibal Associates.

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