Form 10-K
period 1999-12-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 2000-05-25
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB (Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 33-7764-C

GLOBESPAN TECHNOLOGY PARTNERS, INC.

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of May 24, 2000, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $2,263,772 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on May 24, 2000.

PART I

ITEM I. BUSINESS

General

History and Organization

GlobeSpan Technology Partners, Inc. (formerly Interactive Gaming & Communications Corp. and formerly, Sports International Ltd.) the ("Company") was incorporated in the state of Delaware in June 1986 under the name of "Entertainment Tonight Video Express Ltd." to develop a market for the home delivery of video cassette rentals, which effort was abandoned in November 1987. From December 1987 until August 1994, the Company did not conduct any operations, transactions or business activities. In August 1994, the Company began negotiations to acquire Sports International, Ltd. (Antigua) and its business from the stockholders of Sports International, Ltd. (Antigua), and successfully closed the transaction in October 1994, in accordance with its Plan of Reorganization.

Plan of Reorganization

At the Special Meeting of Shareholders held on September 9, 1994, the shareholders of the Company approved a Plan of Reorganization which required; (1) the reverse split of one (1) for four (4) shares of the common stock of the Company; (2) the acquisition of Sports International, Ltd. (Antigua) by the exchange of Stock and Notes; (3) the election of former officers and directors of Sports International, Ltd. (Antigua) to the Board of Directors of the Company, and (4) the amendment of the Company's Certificate of Incorporation changing the Company's name from Entertainment Tonight Video Express Ltd. to Sports International, Ltd. Effective March 27, 1996, the Company changed its name to Interactive Gaming & Communications Corp. to reflect its expanding operations. In December 31, 1999 the Company changed its name to GlobeSpan Technology Partners, Inc. to better reflect its image of a technology holding company and its expanding operations.

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

Nature of Operations

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC) Market Bulletin Board under the trading symbol "SBET". The Company is comprised of two subsidiaries, Global Gaming Corp. (Grenada) ("Global") Intersphere Communications, Ltd. (Grenada) ("Intersphere") and Interactive Gaming Corp. (Delaware) ("IGC"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

As discussed in Note 19 to the financial statements, incorporated herein, the Company implemented a plan to divest its subsidiaries engaged in international Internet sports book and casino gaming. Therefore, the consolidated financial statements include the accounts of Sports International, Ltd. (Grenada) ("Sports") and Global Casinos, Ltd. (Grenada) ("Casinos"), the two subsidiaries sold on March 18, 1998, as discontinued operations.

Intersphere is a software development, marketing and Internet Communications Company specializing in the Internet market. Intersphere developed the LiveAction Gaming Platform (formerly known as WiseGuy) wagering system, the first wagering system that allows casino race & sports books to take a wager from a customer over the Internet. The LiveAction Gaming Platform was first used by Sports in 1995. Intersphere's revenues are derived from Web Page Development and Design, traditional advertising, licensing of the LiveAction Gaming Platform and the development of other related gaming software products and B to B Internet solutions.

Casinos operated one of the world's first Internet Casino Race & Sports books. By accessing the Company's Internet site, a betting enthusiast could play and place wagers on a variety of casino games, horse races and sporting events. Casinos operated its business under a gaming license issued and authorized by the government of Grenada, before discontinuance of operations.

Global was the exclusive principal international gaming license holder in the country of Grenada, West Indies. Through this exclusive licensing agreement with the government of Grenada, Global had the right to operate and issue sub licenses to qualified gaming companies for operating international casinos or sports books via the Internet or other telecommunications. Revenues were derived from annual licensing fees and a percentage of the sub licensees' net gaming revenues. The company has withdrawn from conducting further licensing activities in Grenada until both the political and industry environment becomes more favorable.

Sports operated an international Internet sports book. Sports betting enthusiasts, once they established an account, could place a wager on just about any horse race or sporting event over the phone or the Internet via a personal computer. Wagers were accepted on all major sporting events in the U.S. and Europe. Sports operated its business under a gaming license issued and authorized by the government of Grenada. Sports was the principal source of revenue for the Company, generally accounting for 70% and 95% of the Company's net revenues for the years ended December 31, 1997 and 1996, respectively, before discontinuance of operations.

Industry Segments

The gaming industry is comprised of five separate service industries; (1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling; (3) lotteries; (4) charitable organization gambling (Bingo and Las Vegas Nights); and (5) sports book.

The Company operates in all of the above segments via the Internet/Intranet, telecommunications and broadband video streaming utilizing proprietary software developed by its subsidiaries and joint venture affiliates. The Company derives its revenues from licensing fees and royalties on its products, advertising revenue from its portal web sites and Internet related Business to Business development and design services.

Marketing

The Company primarily advertises its products and services during peak periods of sporting events (September through April) in both gaming and gambling related magazines and newspapers, and will continue this method of advertising in the future. The success of increased revenues is directly dependent upon the amount of advertising in both conventional and Internet markets.

Intellectual Property

The Company currently holds no patents. However, the Company has applied for US Trademark registration for several of its software products and marketing.

Government Regulation

The gaming licensing business of the Company is conducted through its wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The company no longer operates any casino gambling or gambling license business, which is regulated by government.

Future Developments

In March 1997, the Company launched its live Internet casino and sportsbook via its Casino subsidiary and an Internet casino via its Sports subsidiary. The first entertainment offered to its customers was a slot machine tournament followed by blackjack and poker games. Sports and Casinos were sold in March 1998.

The Company also has plans to develop an Internet/Intranet based pari-mutuel wagering system for the thoroughbred horse racing and greyhound racing industry. The system when completed will also offer to pari-mutuel operators the ability to Broadband video stream its live races to its customer while at the same time making a wager. The system will be designed to replace existing pari-mutuel systems while at the same time interface with existing systems until replacement can be effectively accomplished. The finished product will be marketed to Horse tracks, Greyhound tracks and Jai-Lai facilities worldwide through its subsidiary IGC.

Employees

As of May 2000, the Company had 13 full-time employees: 5 software engineers; 1 graphic designer; 2 marketing personnel; 1 HTML writer; and 4 employees engaged in service support. The Company also utilizes full-time and part-time consultants on an as-needed basis. None of the company's employees is represented by a labor union and the Company believes its relations with its employees are satisfactory.

Backlog

The nature of the Company's business does not involve any backlog.

Insurance

The Company maintains general liability and workers' compensation insurance, which covers injury to employees.

Competition

Many segments of the Internet, Internet gaming and pari-mutuel wagering industry are characterized by intense competition, with a large number of companies and syndicates offering similar wagering systems, Business to Business and Internet solutions. All of these entities in most instances have vastly greater resources than the Company.

The Company estimates that there are 6 companies that offer similar Internet/intranet casino race & sports book products. However, since the majority of these enterprises are privately owned, and financial information is not publicly available, the Company is unable to evaluate its position among its competitors.

ITEM 2. PROPERTIES

Commencing December 9, 1997, the Company entered into a new four-year lease for its corporate and subsidiary, headquarters in Plymouth Meeting, Pennsylvania. The lease provides for current annualized rent of approximately $49,000.

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

In May 1997, the State of Missouri indicted the Company and its President, Michael F. Simone, and filed a judgement in the amount of $66,050 for statutory "gambling" violations in Missouri. The Company has been advised by competent legal counsel experienced in civil, criminal and constitutional matters, that the Missouri proceedings lack merit because Missouri has no in personum jurisdiction of the Company or of Mr. Simone. On September 22, 1998, the company and Simone entered into a plea agreement with the State of Missouri. As part of the agreement the Company was to pay a fine in the amount of $5,000 and an additional $20,000. For the costs to prosecute the case. Simone was fined $2,500. As of December 31, 1998, $15,000 remains unpaid and is included in accounts payable and accrued expenses. According to the plea agreement, if the $20,000 was not paid within sixty days following the date of the plea, the State of Missouri may bring additional criminal charges against the Company. As of May 2000 both the company and Mr. Simone have paid all fines and prosecutorial costs to the State of Missouri and has been accounted for in the Company's financials.

The Company has filed suit against International Gaming to collect payments due under a $4,990,000 note representing payment for the capital stock of Sports International, Inc. and Global Casinos, Inc. (Note 19). International Gaming has filed an Answer and Counterclaim asserting there were material misstatements, misrepresentations and omissions from the warranties and representations provided under the Stock Purchase Agreement between the two Companies. The Company has been advised by competent legal counsel that they will receive a judgment, though collection of the amount owed is still uncertain.

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

	1999		1998		1997
	High	Low	High	Low	High	Low
First Quarter	2.25	.18	.21	.13	1 7/8	1
Second Quarter	.875	.35	.16	.11	1 1/16	5/8
Third Quarter	1.25	.3125	.44	.13	.50	.34
Fourth Quarter	1.41	.49	.08	.05	5/16	.13

On May 24, 2000 the last reported sales price for the Common Stock was $0.52.

On May 24, 2000 the Company had approximately 1550 shareholders.

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

Description of the Company's Securities

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares, $.001 par value ("Common Stock"), of which 23,084,903 shares are issued and outstanding as at May 24, 2000.

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

On May 25,1999 the company issued a warrant for 4,000,000 shares of the Company's common stock at a purchase price of $0.01 per share and expires on December 31, 2004. The warrants were issued in connection with the Company's sale Gamblenet Technologies, Ltd. ("Gamblenet") for $2,600,000 consisting of $140,000 in cash and a five year note for $2,500,000.00

On December 30, 1999 the Company issued 7,500,000 shares of restricted common stock pursuant to an agreement entered into on June 22, 1999 with Century Industries, Inc. ("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding Class A shares in exchange for the Company's common stock. As of May 24, 2000 the deal has not been completed. However, the Company anticipates the finalization of the Century acquisition to take place in the immediate future.

Preferred Stock

In May 1995, the shareholders approved an amendment of the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. The amendment permits the Board of Directors to issue from time to time authorized but un-issued shares of preferred stock and to fix and determine the terms, limitations, relative rights and preferences of such shares.

On December 30,1999 the company's Board of Directors, in connection with the Century control block acquisition, have approved the issuance of 1,000,000 shares of Series A Voting Convertible Preferred stock with each share having the equivalent of fifteen (15) common stock votes. The shares may be converted into shares of the Company at 15 shares Common stock for every 1 share Preferred. At December 31, 1999, no preferred stock of the Company had been issued.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented on the following tables for, and as of the end of, each of the years or periods ended for the three year period ended December 31, 1999, are derived from the financial statements of the Company reflecting both income from continuing and discontinued operations. The financial statements for the years ended December 31, 1998 and 1997 have been audited by Parente, Randolph, Orlando, Carey & Associates, LLC. The December 31, 1999 financial statements have been audited by Stefanou & Company, LLP. The 1998 and 1999 Selected Financial Data includes the consolidated reporting of all the Company's subsidiaries included by reference herein.

The selected financial data should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

	1999	1998	1997
Selected Financial Data:			(1)
Income Statement Data :
Revenues	$ 1,199,400	$ 325,416	$ 689,663
Expenses	1,675,305	1,206,542	2,311,493
Other Income	2,533	11,499
Loss from continuing operations before income taxes, discontinued operations and extraordinary item	(443,372)	(869,627)	(1,621,830)
Deferred income tax benefit			100,000
Loss from continuing operations, before discontinued operations and extraordinary item	(443,372)	(869,627)	(1,521,830)
(Loss) income from discontinued operations		(66,579)	18,637
Loss before extraordinary item	(443,372)	(936,206)	(1,503,193)
Extraordinary item: debt forgiveness income, net of related income taxes of $100,000	115,509	864,721	0
Net loss	$ (327,863)	$ (71,485)	$ (1,503,193)
Basic (loss) earnings per common share:
Continued operations	$ (.02)	$ (0.06)	$ (0.11)
Discontinued operations		0	0
Extraordinary item	0.00	0.06	0
Net (loss) income per share	$ (.02)	$ 0	$ (0.11)
Weighted average Common shares Outstanding	18,696,615	13,701,290	13,682,752

	1999	1998	1997
Selected Financial Data:
Balance Sheet Data:
Working capital (deficit)	$(850,899)	$(1,311,501)	$(542,447)
Total assets	$1,843,415	$ 1,777,274	$ 3,064,345
Deficit	$(2,640,729)	$(2,312,866)	$(2,241,381)
Stockholders' equity (deficit)	$ 802,218	$ 377,131	$ 448,616

(1) See Note B to the consolidated financial statements of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1999 & 1998

In March 1998, the Company sold its two gaming subsidiaries Sports and Casinos. Therefore the Consolidated Statement of Operations for 1998 and 1997 have been restated to reflect the results from the continuing operations. The continuing operations for the Company as restated for those years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for 1999 were $1,199,900 as compared to $325,416 for 1998 and $689,663 for 1997. The increase in revenues for 1999 as compared to 1998 resulted from software licensing agreements. Licensing and royalties fees for gaming and software licenses accounted for 65% of the revenues in 1999, 59% of the revenues in 1998, 46% of the revenues in 1997. The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations increased from $1,206,542 in 1998 to $1,675,305 in 1999 mainly as a result of ongoing system development and increased charges for depreciation and doubtful accounts in 1999 amounting to $313,496. In addition, in 1999 the Company obtained computer equipment under noncancelable leases.

Liquidity and Capital Resources

The Company's working capital deficit decreased by $2,162,400, from $1,311,501 in 1998 to $850,899 in 1999. The largest component decrease in the working capital deficit was accounts payable and accrued expenses which decreased by $442,125 or 82%. The decrease was a result of trade accounts payables being paid down in 1999.

Further cost reductions and anticipated revenue growth from licensing as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.

If the outlook for greater revenues and reduced expenditures does not meet its goals, then the Company will seek joint venture partners or private placement funding to obtain capital to meet current working capital demands. The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1996 with its strategic alliances to develop new proprietary products and the sale of Sports and Casinos in 1998. However, there are no assurances that management's future actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern

Year 2000

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

In September 1998, the Company formed a Y2K compliance committee, which includes chief software writing personnel reporting directly to the President. Management of the Company believes that it has an effective program in place to resolve any Y2K issues and that all of its equipment and software are in compliance to address Y2K readiness. However, although management believes that the Company's systems and applications are Y2K compliant, there can be no assurance that the systems of other companies with which it does business will be Y2K compliant on a timely basis.

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

On June 22, 1999, the Company entered into a majority acquisition and parent/subsidiary relationship agreement with Century Industries, Inc. ("Century"). The agreement calls for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding shares in exchange for 7,500,000 shares of the Company's common stock. The Company expects to complete the transaction in the immediate future.

The Company will focus its efforts on software development such as pari-mutuel wagering platform for Internet/Intranet horse racing and licensing its proprietary products and exclusive licensing privileges for future revenues. The Company has effectively exited the Internet gaming business involving the acceptance of customers' wagers with the sale of its gaming subsidiaries Sports and Casinos in March 1998 and will be engaged principally in its gaming and entertainment software development business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 1999 AND 1998

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GLOBESPAN TECHNOLOGIES, INC.
(FORMERLY INTERACTIVE GAMING & COMMUNICATIONS CORP.)

Index to Financial Statements and Supplementary Data
Page
INDEPENDENT AUDITORS' REPORT	15

CONSOLIDATED FINANCIAL STATEMENTS:
Balance Sheet	16
Statement of Operations	17
Statement of Stockholders' Equity	18
Statement of Cash Flows	19
Notes to Financial Statements	20 - 31

Financial Statement schedules not included in this Form 10-KSB have been omitted because they are not applicable or are the required information is shown in the financial statements or notes thereto.

Stefanou & Company, LLP

Certified Public Accountants
1360 Beverly Road
Suite 305
McLean, VA 22101-3621
703-448-9200
703-448-3515 (fax)
Philadelphia, PA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Globespan Technology Partners, Inc.
(formerly Interactive Gaming & Communications Corp.)
Plymouth Meeting, Pennsylvania

We have audited the accompanying consolidated balance sheet of Globespan Technology Partners, Inc. (formerly Interactive Gaming & Communications Corp.) and its subsidiaries at December 31, 1999 and the related consolidated statements of losses, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Interactive Gaming & Communications Corp. as of December 31, 1998 were audited by another auditor whose report May 11, 1999 on those statements included an explanatory paragraph that described the Company had sustained significant operating losses in 1998 and 1997 and had negative working capital at December 31, 1998 and 1997.

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

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globespan Technology Partners, Inc. (formerly Interactive Gaming & Communications Corp.) and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has negative working capital at December 31, 1999 and negative cash flows from operations for the years ended December 31, 1999 and 1998. The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. The Company incurred a loss from continuing operations of $443,372 in 1999 and $ 869,627 in 1998 and there is no assurance that profitable operations will be achieved in the future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEFANOU & COMPANY LLP
Stefanou & Company, LLP
McLean, Virginia
May 23, 2000

GLOBESPAN TECHNOLOGY PARTNERS, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 1999
ASSETS
Current assets:
Cash and equivalents	$ 47,301
Accounts receivable, net of allowance for doubtful accounts of $ 25,550	18,798
Other accounts receivable	6,460
Total current assets	72,559
Property, plant & equipment, at cost
Furniture and fixtures	19,521
Machinery and equipment	269,161
Computer software	4,780
Transportation equipment	97,789
391,251
Less accumulated depreciation and amortization (Note D)	166,666
224,585
Other assets:
Systems development costs, net of accumulated amortization	1,202,616
Gaming and software licenses, net of accumulated amortization	342,537
Security deposits	1,118
$ 1,843,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt (Note E)	$ 352,714
Current portion of capitalized lease obligation ( Note I)	21,747
Accounts payable and accrued expenses	548,997
Total current liabilities	923,458
Long term debt, less current liabilities ( Note E)	81,026
Long term portion of capitalized lease ( Note I)	36,713
Stockholders' Equity
Preferred stock, 10,000,000 shares authorized none issued - Common stock, $0.001 par value, 75,000,000 shares authorized, 23,084,903 shares issued and outstanding	23,085
Additional paid-in capital	7,464,184
Notes receivable	(4,044,322)
Deficiency in retained earnings	(2,640,729)
Total stockholders' equity	802,218
$ 1,843,415
See accompanying notes to financial statementsF-4

GLOBESPAN TECHNOLOGY PARTNERS, INC.. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
	1999	1998
Revenues:
Software licensing and fees	$ 1,199,400	$ 325,416
Operating expenses:
Selling, general and administrative	1,350,359	995,062
Interest expense	37,000	48,618
Depreciation and amortization	287,946	162,862
	1,675,305	1,206,542
Other Income
Interest income	32,533	-
Miscellaneous income	-	11,499
	32,533	11,499
Loss from continuing operations, before income taxes, discontinued operations and extraordinary item	(443,372)	(869,627)
Provision for income taxes	-	-
Loss from continuing operations, before discontinued operations and extraordinary item	(443,372)	(869,627)
Loss from discontinued operations (Note J)	-	(66,579)
Loss before extraordinary item	(443,472)	(936,206)
Extraordinary item- forgiveness of debt, net of related income taxes	115,509	864,721
Net Loss	$(327,863)	$ (71,485)
Net loss per common share ( see Note L):
Basic and diluted:
Loss from continuing operations	$ (.02)	$ (0.06)
Loss from discontinued operations	-	-
Extraordinary income	0.00	0.06
Net loss per share	$ (0.02)	(0.00)
Weighted average common shares outstanding: (Basic and assuming dilution)	18,696,615	13,701,290
See accompanying notes to financial statements

GLOBESPAN TECHNOLOGY PARTNERS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
	CommonShares	Amount	Additional Paid InCapital	Note Receivable	Deficiency in Retained Earnings	Total
Balance at December 31, 1997	13,701,290	$ 13,701	$ 2,676,296	$ -	$ (2,241,381))	$ 448,616
Net loss, 1998	-	-	-	-	(71,485)	( 71, 485)
Balance at December 31, 1998	13,701,290	13,701	2,676,296	-	(2,312,866)	377,131
Sale of warrant ( See Note K)			2,628,000	(2,169,322)		458,678
Shares issued in exchange for services	1,883,613	1,884	292,388	-	-	294,272
Shares issued in connection with acquisition (see Note M)	7,500,000	7,500	1,867,500	(1,875,000)	-	-
Net loss , 1999	-	-	-	-	(327,863)	(327,863)
Balance at December 31, 1999	23,084,903	$ 23,085	$ 7,464,184	$ (4,044,322)	$ (2,640,729)	$ 802,218
See accompanying notes to financial statements

GLOBSPAN TECHNOLOGY PARTNERS, INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
	1999	1998
Cash Flows From Operating Activities:
Net loss	$ (327,863)	$ (71,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	287,946	162,862
Change in net assets and liabilities of discontinued operations	-	(848,731)
Deferred income tax expense (benefit)	-	100,000
Common stock issued for services	294,272	-
(Increase) decrease in assets:
Accounts receivable	(11,864)	61,582
Other assets	1,118	-
Increase in liabilities, Accounts payable and accrued expenses	(442,125)	537,383
Net cash (used in)provided by operating activities	(198,516)	(58,389)
Cash Flows From Investing Activities::
Purchase of equipment and software	(276,291)	-
Net cash used in investing activities	(276,291)
Cash Flows From Financing Activities:
Bank overdraft	-	(74,109)
Payments of notes payable	(190,479)	(77,044)
Proceeds from notes payable	187,718	-
Proceeds form capital lease obligation, net	60,483
Proceeds from warrant	458,678	-
Net cash from financing activities	516,400	(151,153)
Increase (decrease) in cash	41,593	(209,542)
Cash at beginning of year	5,708	215,250
Cash at end of year	$ 47,301	$ 5,708
Supplemental disclosures of cash flow information
Cash paid during the year for interest	$ 26,774	$ 52,707
Cash paid during the year for taxes	-	-
Common stock issued for services (Note 12)	294,272	-
Assets purchased under capital lease obligation, net	60,483	-

GLOBESPAN TECHNOLOGY PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A- SUMMARY OF ACCOUNTING POLICIES

 A summary of accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the accounts of Globespan Technology Partners, Inc. (formerly Interactive Gaming & Communications Corp.), the "Company" or "Globespan" and its wholly-owned subsidiaries, Global Gaming Corp.(Grenada) ("Global"),and Intersphere Communications, Ltd. (Grenada) ("Intersphere"). Significant intercompany transactions have been eliminated in consolidation.

As discussed in Note J, the Company divested its subsidiaries engaged in international Internet sports book and casino gaming. Therefore, the 1998 consolidated financial statements include the accounts of Sports International, Ltd. (Grenada) ("Sports") and Global Casinos, Ltd. (Grenada) ("Casinos"), the two subsidiaries that were sold on March 18, 1998, as discontinued operations.

Financial Instruments

The carrying amounts of cash, accounts receivable, notes payable, long-term debt, and accounts payable approximate fair value at December 31, 1999.

System Development Costs

The Company capitalizes the cost of developing certain software products it plans to market in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (Note D). Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total amount and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product. The Company is using an estimated economic life of ten years.

Gaming and Software Licenses

Through its subsidiaries Global and Intersphere, the Company licenses its gaming operations and sports wagering software. The Company has valued these licensing agreements at their fair value as determined by the present value of anticipated future cash flows. Amortization is provided using the straight-line method over 10 to 12 years and was $ 42,247 in 1999 and $37,702 in 1998, respectively. Accumulated amortization was $182,133.

Common Stock

The Company has from time to time issued restricted common stock, unregistered with the Securities and Exchange Commission. The Company's restricted shares are only limited as to the holders ability to resell the stock into the public trading markets. At December 31, 1999 14,644,201 shares of the total issued and outstanding shares of 23,084,903 were restricted as described above.

Revenue Recognition

Software revenue is recognized when an arrangement exists, installation has occurred, fees are determinable and collection is probable.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). . Depreciation and amortization expense for 1999 and 1998 was $ 287,942 and $ 31,770, respectively. An accelerated method of depreciation is used for tax purposes.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 191, "Accounting for Income Taxes." Under the method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets, and liabilities are measured using the enacted tax rates expected to be in effect when the differences are settled.

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Long-Lived Assets

The Company accounts for its long-lived assets under the provision of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of (SFAS 121).

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Stock Based Compensation

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" with respect to options and warrants granted to employees.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs charged to expenses for 1999 and 1998 was $ 27,437 and $ 7,918 respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

The Company has recognized the value of its gaming and software licensing agreements based on the anticipated future revenues. Additionally, the Company believes that certain capitalized software development costs are also recoverable through anticipated future revenues. These anticipated future revenues are management's best estimates of future cash flows to be derived from these products. The Company's value of these products is based on certain assumptions management has made based on information available at December 31, 1999.

Capitalized software development costs of approximately $ 1,652,000 at December 31, 1999 are still under development and realization will be dependent upon the ability to market the software. It is reasonably possible that these estimates and assumptions may change within one year from the balance sheet date based on changes in operations and revenues.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

The Company has a broad customer base and it routinely assesses the financial strength of its customers. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts was $ 25,551 at December 31, 1999.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 1999 and 1998 relating to the adoption of this standard.

Comprehensive Income

Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the year ended December 31, 1998 and has no items of comprehensive income to report.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits (SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

Reclassifications

Certain balances and amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE B- BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1999 and 1998, the Company incurred loses from operations of $ 443,372 and $ 869,627, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company.

The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company had a working capital deficiency of $ 850,899 at December 31, 1999 , and negative cash flows from operating activities of $ 198,516 and $58,389 in 1999 and 1998, respectively. The Company continues to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. These factors, among others, indicate the Company's ability to continue in existence is dependent upon favorable governmental regulations, its ability to achieve adequate profitable operations and/or obtain additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts that might be necessary should the Company be unable to continue in existence.

Management anticipates generating revenue and cash flows from its software licensing agreements. Additionally, management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, and sharing of development costs, or other resources. There can be no assurance that the Company's efforts will be successful. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

C- RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued expenses is $55,369 at December 31, 1999 which represents advances from stockholders or officers of the company. No formal agreements or repayment terms exist.

D- SYSTEMS DEVELOPMENT COSTS

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

After the economic and technical feasibility of the projects had been established, the Company began funding them. Costs incurred subsequent to the establishment of technological feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,652,149 at December 31, 1999. The "Global Casino" project was completed in 1997 and amortization expense was $ 165,215 and $93,390 in 1999 and 1998, respectively. Accumulated amortization was $ 423,819 at December 31, 1999. As management has made estimates in determining the net realizable value of system development costs, it is reasonably possible that these values will change in the near term.

E- LONG TERM DEBT

Long-term debt at December 31, 1999 consists of the following:

Bank loan payable in monthly installments of accrued interest at the bank's prime lending rate plus 1% .The note is unsecured and guaranteed by a Company officer and Director.	$ 195,980
Bank loan payable in monthly installments of $ 4,606, plus accrued interest at the bank's prime lending rate plus 1.5% The note is guaranteed by a Company officer and Director and collateralized by 1,000,000 shares of company stock owned by the Company's President.	68,403
Shareholder loan payable in monthly installments of $950 including interest at 9.75 % per annum, unsecured	41,444
Shareholder loan payable in monthly installments of $950 including interest at 9.75 % per annum, unsecured	41,848
Shareholder demand note payable, interest at bank prime lending rate, plus 1.5%, unsecured	86,065
433,740
Less current portion	352,714
Long-term debt	$ 81,026

Aggregate maturities of long-term debt as of December 31, 1999 are as follows:

Year ending December 31
2000	$ 15,416
2001	16,986
2002	18,720
2003	20,626
9,278

Total	$ 81,026

F- INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $ 1,900,000 which expire through 2015. The deferred tax asset related to the carryforward is approximately $650,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 1999 are as follows:

Non Current:
Net operating loss carryforward	$ 650,000
Valuation allowance	(650,000)
Net deferred tax asset	$ -

G-STOCK OPTION PLANS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a former Officer of the Company .

	Number of shares	Weighted Average Exercise Price	Number of Shares Exercisable
Outstanding at December 31, 1997	50,000	$ 1.25	50,000
Granted	-	-	-
Exercised-	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 1998	50,000	-	50,000
Granted	-	-
Exercised	-	-	-
Cancelled	(50,000)	-	(50,000)
Outstanding at December 31, 1999	-	$ -	-

The fair value of the options at the date of grant was nominal. The options were not exercised . Accordingly, no compensation expense related to the options granted has been recognized by the Company.

In June 1996, the Company entered into a stock and warrant purchase agreement with a software developer and issued 375,000 shares of restricted common stock for $750,001 and a common stock purchase warrant for $1,000. The common stock purchase warrant is for 100,000 shares at a purchase price of $1.00 per share and expires on June 30, 2001. The warrant is outstanding at December 31, 1999.

H-COMPENSATORY PLANS

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

I-COMMITMENTS

Leases

The Company leases office space in Plymouth Meeting, Pennsylvania. Commitments for minimum rentals under noncancellable operating leases at the end of 1999 are as follows:

2000	$ 51,000
2001	54,000

Rent expense under operating leases was $ 46,088 and $ 62,426 in 1999 and 1998, respectively.

As of December 31, 1999, the Company had computer equipment and software purchased under non-cancelable leases with an original cost of $ 67,393 included in the Company's consolidated balance sheet. Depreciation and amortization of $5,616 has been charged to operations as of December 31, 1999 ..

Future minimum lease payments required under the capital leases are as follows:

2000	$ 24,768
2001	24,768
2002	16,512
66,048
Less amount representing interest	7,588
Present value of future minimum lease payments	58,460
Less current portion	21,747
Long- term portion	$ 36,713

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

The Company has filed suit against International Gaming to collect payments due under a $4,990,000 note representing payment for the capital stock of Sports International, Inc. and Global Casinos, Inc. (Note J). International Gaming has filed an Answer and Counterclaim asserting there were material misstatements, misrepresentations and omissions from the warranties and representations provided under the Stock Purchase Agreement between the two Companies. The Company has been advised by competent legal counsel that they will receive a judgement, though collection of the amount owed is still uncertain.

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

Consequently, no amount has been accrued at December 31, 1999.

J-DISCONTINUED OPERATIONS

In March 1998, the Company sold Sports and Casino (the "Gaming Divisions") for $5,000,000, which included a $4,990,000 note receivable and debt forgiveness of $975,664. The interest rate on the note is the prime rate. The first eighteen months of the note only require monthly payments of interest on the unpaid principal portion. The second eighteen months require payment of interest plus principal of $27,725 per month. A balloon payment of $4,490,950 is payable on the thirty-seventh month. The stock of the Gaming Divisions has been pledged by the buyer as collateral. The sale resulted in a pre-tax gain of approximately $909,000 in 1998 after considering costs incurred in connection with the sale and operating results through the date of disposition. As collection of the $4,990,000 note is uncertain, the Company will defer the gain on the note and recognize revenue as principal is collected.

Net current assets from discontinued operations were primarily cash and customer receivables. Net noncurrent assets from discontinued operations were primarily fixed assets. Net current liabilities were customers' credit balances, security deposits and accounts payable and accrued expenses.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations for the year ended December 31, 1998 were:

Gross handle	$ 1,223,497
Less customer win	1,168,189
Net win	55,308
Other revenues	-
Net win and other revenues	55,308
Expenses	(121,887)
Net (loss) income	$ (66,579)

K- DISPOSITION OF GAMBLENET TECHNOLOGIES, LTD.

In February 1999, the Company and Century Industries, Inc. ("Century") formed Gamblenet Technologies, Ltd. ("Gamblenet"). The Company and Century each owned 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest, the Company licensed certain gaming and software licenses to Gamblenet and issued a warrant to purchase 4,000,000 shares of the Company's restricted common stock at the stock's par value of $ .001 per share. The warrant expires December 31, 2004.

In May, 1999, Gamblenet, whose principal assets was the warrant to purchase 4,000,000 shares of the Company's restricted common stock, was sold to an unrelated third party in exchange for $2,628,000, comprised of $ 128,000 in cash and a promissory note in the amount of $ 2,500,000. The note, which bears interest at 6% per annum, matures in May, 2004 with principal payments of $ 500,000 due annually prior thereto. The amount of the promissory note outstanding at December 31, 1999 was $2,008,790 and is shown on the balance sheet as a reduction in stockholders' equity . As of the date of the Company's financial statements, the warrant holder has not exercised its rights to acquire the Company's common stock underlying the warrant.

NOTE L-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	1999	1998
Net loss available for common shareholders	$(327,863)	$ (71,485)
Basic and fully diluted loss per share	$ (0.02)	$ (.00)
Weighted average common shares outstanding	18,696,615	13,701,290

Net loss per share is based upon the weighted average number of shares of common stock outstanding.

M-SUBSEQUENT EVENT

In December, 1999, the Company authorized a series of 1,000,000 shares of the Company's preferred stock as convertible preferred stock ("Series A Voting Convertible Preferred Stock"). After five years, each share of the Preferred Stock is convertible into 15 shares of the Company's Common Stock. In addition, the holders of the preferred stock may not convert their shares to the Company's common stock unless the Company earns $.25 per share on a fully diluted basis for the year ended prior to the conversion; the market value of the Company's common shares has averaged $5.00 per share for 30 days prior to the conversion; and the shares will remain intact as a class, and shall remain restricted as a control block, salable pursuant to SEC rule 144 In the event of liquidation, dissolution, or winding up of the Company, the holders of the Preferred Stock have a liquidation preference of $1.00 per share.

Subsequent to the date of the Company's financial statements, the Company took the steps necessary to issue 1,000,000 shares of convertible preferred stock in exchange for 1,275,000 shares of Globespan Technologies Group, PLC, a company formed under the laws of Ireland.

In June, 1999, the Company issued 7,500,000 shares of its restricted common stock for the purpose of acquiring a controlling interest in certain assets owned by Century Industries, Inc. ("Century"). As of the date of the financial statements the Company had not fully consummated the transaction.

Pursuant to a Share Trust and Lock Up Agreement dated December 30, 1999, beginning in 2000, the Company will accounted for the Century assets acquired as a wholly-owned subsidiary of the Company.

The unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the acquisition been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the Company's future results of operations or financial position. No adjustment has been included in the pro forma combined financial data for anticipated costs to be incurred upon consummation of the acquisition.

Pro forma per share amounts for the combined company are based on the number of shares outstanding on a fully diluted basis.

UNAUDITED SELECTED PRO FORMA COMBINED FINANCIAL DATA

1999
Pro Forma Combined Statement of Income Data:
Sales	$ 6,128,127
Loss from continuing operations	(96,568)
Loss from continuing operations per common share	$ (0.00)
Weighted average number of common shares	22,595,245
Pro forma combined Balance Sheet Data:
Total assets	$ 3,940,361
Total shareholders' equity	$ 1,900,698
Book value per common share	$ .08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors appointed Stefanou & Company, LLP as its Auditor for 1999 to replace Parante, Randolph Carey & Associates. There were no changes or disagreements with accountants on financial disclosure during this period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the name, age, and position of each executive officer and director of the Company.

Name	Age	Position	Term Expires
Michael F. Simone	50	Chairman of the Board, Director, President and Chief Executive Officer	1999 Annual Meeting
Jeffrey D. Erb	29	Director and Secretary	1999 Annual Meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation Table

	Annual Compensation
Name and Principal Position	Salary	Bonus	Other Stock
Michael F. Simone, Chairman, President, and Chief Executive Officer
1999	$ -	$ -	$ -
1998	-	-	$156,200
1997	30,800	-	-
1996	144,230	-	-
1995	105,750	-	-
1994	150,000	-	-
Jeffrey D.Erb, Director and Secretary
1999	54,000	-	-
1998	49,399	-	-
1997	44,923	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 23,084,903 shares of issued and outstanding Common Stock of the Company as of December 31, 1998 and information as to the ownership of the Company's Common Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Nature of Ownership	Number of Shares Owned	Percent
Michael F. Simone 188 Jericho Valley Drive Wrightstown, PA 18940	Common Stock, Direct	4,487,713	19.4%
Rina Moscariello 994 Derring Lane Bryn Mawr, PA 19110	Common Stock, Direct	1,360,000	5.89%
All Executive Officers and Directors, as a Group (1 Persons)		5,847,713	25.29%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no other material relationships or transactions that qualify for disclosure under this caption.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Schedules

The consolidated financial statements and related schedules filed as part of this Form 10-Ksb are included in Part II, Item 8.

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

Cash	$ 47,301
Marketable Securities	0
Notes and Accounts Receivable	15,258
Allowances for Doubtful Accounts	25,550
Inventory	0
Total Current Assets	72,559
Property, Plant and Equipment	391,251
Accumulated Depreciation	166,666
Total Assets	1,843,415
Total Current Liabilities	923,458
Bonds, Mortgages and Similar Debt	0
Preferred Stock - Mandatory Redemption	0
Preferred Stock - No Mandatory Redemption	0
Common Stock	23,085
Other Stockholders' Equity	802,218
Total Liabilities and Stockholders' Equity	1,843,415
Net Sales of Tangible Products	0
Total Revenues	1,199,400
Cost of Tangible Goods Sold	0
Total Costs and Expenses App. to Sales and Revenues	0
Other Costs and Expenses	1,675,305
Provision for Doubtful Accounts	25,550
Interest and Amortization of Debt Discount	37,000
Income/Loss Before Taxes and Other Items	(327,863)
Income Tax Expense/Benefit	0
Income/Loss Continuing Operations	(443,372)
Discontinued Operations	0
Extraordinary Items	115,509
Cumulative Effect-Changes in Accounting Principles	0
Net Income or Loss	(327,863)
Earnings Per Share - Primary	0
Earnings Per Share - Fully Diluted	0

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBESPAN TECHNOLOGY PARTNERS, INC.

Dated: July 8, 1999

By:
/s/ Michael F. Simone

Michael F. Simone, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of July 1999.

GLOBESPAN TECHNOLOGY PARTNERS, INC.

By:
/s/ Michael F. Simone

Michael F. Simone, Director, President, and Chief Executive Officer

By:
/s/ Jeffrey Erb

Jeffrey Erb, Director and Secretary