Form 10-Q
period 2000-03-31
INTERACTIVE GAMING & COMMUNICATIONS CORP
filed 2000-06-14
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of March 31, 2000, there were 15,544,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $4,041,675 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on March 31,2000.

FINANCIAL STATEMENTS

In the opinion of the management of Globespan Technology Partners, Inc. and subsidiaries (the Company), the accompanying audited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

The accompanying audited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 2000 presentation.

GLOBESPAN TECHNOLOGY PARTNERS CONSOLIDATED BALANCE SHEET FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
	MARCH	DEC
	2000	1999
ASSETS
CURRENT ASSETS:
Cash	$36,667	$47,301
Accounts receivable, net of allowance for doubtful accounts of $89,606.77 in 1999 and $25,550 in 1999	53,267	18,798
Other Receivable	225,000	6,460
Total current assets	314,934	72,559
EQUIPMENT, Net	253,173	224,585
INTANGIBLE ASSETS:
Systems development costs, net	1,445,630	1,202,616
Gaming and software sub-licenses, net	-	342,537
Total intangible assets	1,445,630	1,545,153
OTHER ASSETS:
Security deposits	1,118	1,118
Customer Receivable - Long Term Debt	1,400,000
Total other assets	1,401,118	1,118
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	-	-
TOTAL	$3,414,855	$1,843,415
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - Current Portion	$302,693	$21,747
Current portion of long-term debt	105,437	352,714
Accounts payable and accrued expenses	640,647	548,997
Total current liabilities	1,048,777	923,458
LONG TERM DEBT AFTER ONE YEAR	320,193	117,739
Deferred Revenue	1,400,000
Total Liabilities	2,768,970	1,041,197
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, authorized 75,000,000 23,084,903 shares issued and outstanding	23,085	23,085
Additional paid-in capital	7,464,184	7,464,184
Note Receivable	(4,044,322)	(4,044,322)
Deficit	(2,797,062)	(2,640,729)
Total stockholders' equity	645,885	802,218
TOTAL LIABILITIES & CAPITAL	$3,414,855	$1,843,415
See Notes to Consolidated Financial Statements

GLOBESPAN TECHNOLOGY PARTNERS INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
	2000	1999
REVENUES:	$213,095	$326,525
EXPENSES:
Selling, general, and administrative	289,788	244,108
Depreciation and amortization	70,902	187,491
Interest	8,738	3,532
Total expenses	369,428	435,131
OTHER INCOME
Income (Loss) from continuing operations before taxes and extraordinary item	(156,333)	(108,606)
Income tax expense	-	(100,000)
Income from continuing operations	(156,333)	(208,606)
Income (Loss) from discontinued operations	-	134,732
Loss before extraordinary item	(156,333)	(73,874)
Extraordinary item	-	1,656,344	`
Net Income (Loss)	$(156,333)	$1,582,470
Basic (loss) earnings per common share:
Continued operations	$(0.01)	$(0.01)
Extraordinary item	-	0.12
Net (loss) income per share	$(0.01)	$0.11
Weighted average common shares outstanding	23,084,903	13,945,201
See Notes to Consolidated Financial Statements

GLOBESPAN TECHNOLOGY PARTNERS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY FOR THE QUARTER ENDED MARCH 31, 2000
	Common Stock SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS DEFICIT	NOTE RECEIVABLE	STOCK HOLDERS EQUITY
Balance December 31, 1999	23,084,903	$23,085	$7,464,184	$(2,640,729)	$(4,044,322)	$802,218
Net income for three months ended 3/31/00				(156,333)	-	(156,333)
Balance March 31, 2000	23,084,903	$23,085	$7,464,184	($2,797,062)	$0	($4,044,322)	$645,885

GLOBESPAN TECHNOLOGY PARTNERS INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
	MARCH 2000	MARCH 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(156,333)	$186,423
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	70,902	-
Change in net assets and liabilities of discontinued operations	-	-
Deferred income tax benefit	-	100,000
Deferred Revenue	1,400,000	-
(Increase) decrease in assets:
Accounts receivable	53,267	2,648,773
Other assets	226,118	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	640,647	670,885
Net cash (used in) provided by operating activities	2,234,601	3,606,081
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
(DECREASE) INCREASE IN CASH	2,234,601	3,606,081
CASH, BEGINNING	47,301	5,708
CASH, ENDING	$36,667	$8,349
See Notes to Consolidated Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The December 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a March 31, 2000 and December 31, 1999, and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

EXHIBIT II

GLOBESPAN TECHNOLOGY PARTNERS, INC., AND SUBSIDIARIES COMPUTATION OF EARNINGS PER COMMON SHARE FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
	Three Months Ended March 31, 2000	Three Months Ended March 31, 1999

Shares Outstanding	23,084,903	13,945,201
Weighted average shares outstanding	23,084,903	13,945,201
Net Income (Loss)	($ 156,333)	$1,582,470
Total Net Income (Loss) Available for Common Stockholders'	($ 156,333)	$1,582,470

Basic and Diluted Earnings (Loss) Per Share:
Earnings (Loss) Per Share	$0.01	$0.11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter Ended March 31 2000 & 1999

In March 2000, revenues for first quarter 2000 were $213,095 as compared to $326,525 for first quarter 1999. The decrease in revenues for 2000 as compared to 1999 resulted from a reducution of royalities. However, advertising fees in 2000 steadily increased and accounted for 81% of the revenues in 1999, and 19% of the revenues in 1999. The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations decreased from $435,131 in first quarter 1999 to $369,428 in 2000, mainly as a result of more efficient utilization of employee resources in the ongoing development of the Company's various software development projects . Results of operations for the discontinued operations of Sports and Casinos reflect a loss of $66,579 in 1998. Those discontinued operations assets in the form of a promissory note have been written off at 12-31-99, and the Company is now accounting for its go forward operations without any receivables from the sale of its discontinued operations.

Liquidity and Capital Resources

The Company's working capital deficit from continuing operations increased by $156,333, or 8%, from $2,640,729 at 12-31-99 to $2,797,062 at first quarter 2000. The largest component increase in the working capital deficit were the first quarter loss of $156,333. In addition, working capital decreased as a result of the Company's receipt of a good faith payment of $12,000 from Gamblenet Technologies, Ltd., its Joint Effort with Century Industries, Inc.

The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.

The Company has available at March 31, 2000 approximately $421,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of March 31, 2000, the Company has utilized the line.

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

Item 5. Acquisition of Assets The aquisition of Century Steel Products that the company had entered into back on June 22, 1999 will be taking place in the second quarter of 2000. The two segments of each company will be that Century Steel Products manufactures steel products and Globespan Technology Partners Inc. is a the software development company whose parent company is held in Ireland. The following proforma financial statements are what the companys consolidated statements will look like.

PRO FORMA BALANCE SHEET AT 3/31/2000
	Registrant	Century Steel	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$36,667	$201,299	$237,966
Accounts receivable	278,267	1,086,598	1,364,865
Inventory	-	194,239	194,239
Total current assets	314,934	1,482,136	1,797,070

Property & Equipment:
Land & Building	-	378,269	378,269
Computer Equipment	269,161	30,500	299,660
Furniture & Fixtures	66,252	78,689	144,941
Machines & Equipment	-	46,732	46,732
Transportation Equipment	97,789	127,621	225,410
Software	4,780	5,156	9,936
Leashold Improvements	-	92,208	92,208
Less: Accum. Dep.	(184,809)	(314,235)	(499,043)
Net Property & Equip.	253,173	444,939	698,112

Other Assets:
Software Development costs	1,445,630	-	1,445,630
Security Deposits	1,118	4,474	5,592
Investments	-	42,000	42,000
Customer Receivable	1,400,000	-	1,400,000
Total Other Assets	2,846,748	46,474	2,893,222

Total Assets	3,414,855	1,973,549	5,388,404

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - Current Portion	$302,693	$81,651	384,344
Current portion of long-term debt	105,437	-	105,437
Accounts payable and accrued expenses	640,647	436,386	1,077,033

Total current liabilities	1,048,777	518,037	1,566,814

LONG TERM DEBT AFTER ONE YEAR	320,193	339,433	659,626
Deferred Revenue	1,400,000	-	1,400,000

Total Liabilities	2,768,970	857,470	3,626,440

STOCKHOLDERS' EQUITY:
Preferred Stock	-	(17,305)	(17,305)
Common Stock	23,085	36	23,121
Additional paid-in capital	7,464,184	902,687	8,366,871
Note Receivable	(4,044,322)	-	(4,044,322)
Deficit	(2,797,062)	227,661	(2,569,401)

Total stockholders' equity	645,885	1,113,079	1,758,964

TOTAL LIABILITIES & CAPITAL	$3,414,855	$1,970,549	5,385,404

See Notes to Consolidated Financial Statements

INCOME STATEMENT AT 12/31/2000 and 3/31/2000
	Globspan	Globespan	Century Steel	Consolidated
	12/31/99	3/31/00	3/31/00	Proforma 3/31/00

Sales	$1,199,400	213,095	1,002,362	1,215,457

Cost of Sales	-	-	(737,254)	(737,254)

Gross Sales	$1,199,400	$213,095	$265,108	478,203

Operating Costs
Selling, general and administrative	1,350,359	289,788	228,214	518,002
Interest Expense	37,000	8,738	10,583	19,321
Depreciation and Amortization	287,946	70,902	-	70,902

Total operating costs	$1,675,305	$369,428	$238,797	608,225

Other Income (Expense)	32,533		4,480	4,480

Net Income (Loss) before extraordinary item	(443,372)	(156,333)	30,791	(125,542)

Extraordinary item-forgiveness of debt net of related income taxes	115,509	-	-	-

Net Income (Loss)	(327,863)	(156,333)	30,791	(125,542)

Earnings per Share	(0.02)	(0.01)	0.00	(0)

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 2000. The Exhibits filed as part of this report is listed below.

Exhibit 27. Financial Data Schedule

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBESPAN TECHNOLOGY PARTNERS, INC.

Dated: June 14, 2000

By: /s/ MICHAEL F. SIMONE

Michael F. Simone, President

and Chief Executive Officer