Form 10-Q
period 2000-06-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2000-08-14
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of June 30, 2000, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $4,155,283 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on June 30,2000.

INTERACTIVE GAMING AND COMMUNICATIONS CORP.

Quarterly Report on Form 10-QSB for the Quarterly period ending June 30, 2000

Table of Contents
PART I. Financial Information
Item 1.	Financial Statements (Unaudited).
Consolidated Statements of Operations. Three Months Ended June 30, 2000 and 1999 Six Months Ended June 30, 2000 and 1999
Consolidated Balance Sheet: June 30, 2000 and December 31, 1999
Consolidated Statements of Cash Flows: Three months ended June 30, 2000 and 1999 Six months ended June 30, 2000 and 1999
Notes to Consolidated Financial Statements June 30, 2000
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL STATEMENTS

INTERACTIVE GAMING AND COMMUNICATIONS CORP. CONSOLIDATED BALANCE SHEET AT JUNE 30, 2000 AND DECEMBER 31, 2000
	JUNE 30	DEC 31
	2000	1999
ASSETS
CURRENT ASSETS:
Cash	$(32,710)	$47,301
Accounts receivable, net of allowance for doubtful accounts of $89,606.77 in 1999 and $25,550 in 1999	55,884	18,798
Other Receivable	148,679	6,460
Total current assets	171,853	72,559
EQUIPMENT, Net	186,601	224,585
INTANGIBLE ASSETS:
Systems development costs, net	1,441,227	1,202,616
Gaming and software sub-licenses, net	-	342,537
Total intangible assets	1,441,227	1,545,153
OTHER ASSETS:
Security deposits	1,118	1,118
Customer Receivable - Long Term Debt	1,400,000
Total other assets	1,401,118	1,118
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	-	-
TOTAL	$3,200,799	$1,843,415
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$404,983	$21,747
Current portion of long-term debt	226,085	352,714
Accounts payable and accrued expenses	600,003	548,997
Total current liabilities	1,231,044	923,458
LONG TERM DEBT	259,572	117,739
Deferred Revenue	1,400,000
Total Liabilities	2,890,616	1,041,197
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, authorized 75,000,000 23,084,903 shares issued and outstanding	23,085	23,085
Additional paid-in capital	7,464,184	7,464,184
Subscription Receivable	(4,044,322)	(4,044,322)
Deficit	(3,132,764)	(2,640,729)
Total stockholders' equity	310,183	802,218
TOTAL LIABILITIES & CAPITAL	$3,200,799	$1,843,415
The accompanying notes are an integral part of the Financial Statements

INTERACTIVE GAMING AND COMMUNICATIONS CORP. CONSOLIDATED STATEMENT OF OPERATIONS UNAUDITED
	THREE MONTHS ENDED		SIX MONTHS ENDED
	2000	1999	2000	1999
REVENUES:	$95,373	$567,567	$308,468	$840,811
EXPENSES:
Selling, general, and administrative	353,650	238,185	643,438	325,006
Depreciation and amortization	70,901	71,986	141,803	143,973
Interest	6,524	2,324	15,261	2,324
Total expenses	431,075	312,495	800,502	471,303
Operating Loss	$(355,702)	$255,702	$(492,034)	$369,508
Provision for Taxes	-	-	-	-
Net Income (Loss)	$(355,702)	$255,702	$(492,034)	$369,508
Net (loss) income per share	$(0.01)	$0.01
Basic and assuming dilution	-	-	-	-
Weighted average common shares outstanding	23,084,903	23,084,903	23,084,903	23,084,903
The accompanying notes are an integral part of the Financial Statements

INTERACTIVE GAMING AND COMMUNICATIONS CORP. UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
	JUNE 2000	JUNE 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(492,034)	$369,508
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	141,803	143,973
Change in net assets and liabilities of discontinued operations	-	-
Interest Paid	15,261	2,324
Deferred Revenue	1,400,000	-
(Increase) decrease in assets:
Accounts receivable	55,884	18,798
Other assets	149,797	7,578
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	600,003	548,997
Net cash (used in) provided by operating activities	1,870,714	1,091,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-
Proceeds from notes payable	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	-	-
(DECREASE) INCREASE IN CASH	1,870,714	1,091,178
CASH, BEGINNING	47,301	44,645
CASH, ENDING	$(32,710)	$25,879
The accompanying notes are an intgral part of the Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-QSB, as amended.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Interactive Gaming and Communications Corp., Intersphere Communications Ltd., and Playforfun. Significant intercompany transactions have been eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Description of Company

Interactive Gaming & Communications Corp.

INTERACTIVE GAMING & COMMUNICATIONS CORP. has defined its focus as an incubator. The business model is similar to what is currently recognized as an ECONET company, with investments in several technology and e-commerce enterprises. The company originally was instrumental in establishing the offshore gaming industry by developing proprietary web based gaming software for a $500 billion dollar market. Since then the complexion and makeup of the company has dramatically changed. The new structure depicts a clearer picture to the investment community and firmly positions the company as a growth oriented technology enterprise.

The restructuring identifies separate enterprises for the company's existing products and technologies. Each of these companies operates autonomously and relys on Interactive Gaming & Communications Corp. to provide ongoing capital funding, some management, accounting and services as needed. The resulting companies and corporate structure are as follows:

Intersphere Communications Ltd. (www.intersphere.com) remains the Research and Development arm of Interactive Gaming & Communications Corp. Technology Partners. Intersphere has a proven track record in the development and deployment of web based and e-commerce solutions. To date the company has designed and developed all of the products and applications for the resulting companies. development teams appropriate personnel to meet the intended new demands from the restructuring of IGC. The company has recently recruited John Millaway to become its new President. Mr. Millaway, with his extensive programming and management background, has taken charge of the direction and day to day product development and support services. Intersphere will continue to retain the sole or literary rights to any of the products it develops.

Interactive Gaming Corp. (www.igccorp.com) was formed to become the owner and marketing company for Intersphere's LiveAction Gaming Platform and related casino products which consists of LineMaster, CasinoMaster, HouseAdvantage, LiveWagering and the newly introduced online totalization wagering system ToteMaster. All of these products were contributed along with all outstanding licenses and license agreements by IGC as their capital contribution. IGC will have all exclusive rights to further develop, license and market these products. Included in the transaction is an assignment of the Gamblenet Technologies Foreign Representative and License Agreement.

MySchoolBoard Inc. (www.myschoolboard.com) is to be formed and once setup will become an international gateway and portal to the educational or school market. Intersphere has under development and scheduled for release in late February or early March a unique database driven internet portal architecture which provides sorely needed income and informational services to school systems around the world. The web-based system will allow for teachers, students and parents to get up to the minute school informa and others. Revenues are generated from Ad Banners sold on each of the anticipated thousands of web pages for each school.

Play for Fun, Inc. integrates sweepstakes, contests and similar promotional events with direct marketing tools and its proprietary gaming platform, and markets them through its premier destination portal site to the world of prize giveaways and computer-based gaming and entertainment. The company has established a unique destination portal and gameplay site for gaming enthusiasts, to reach the consumer and allow the company to generate advertising and sponsorship revenues, and take advantage of acquiring a unique marketing database by collecting the demographic information of its user base. In addition, the company offers a private label version of its proprietary Play for Fun gaming technologies to companies such as Lycos(TM) and others, under exclusive license from investor Interactive Gaming & Communications Corp (OTC Bulletin Board: GWIZ), for incentive-based promotions and fun-based gaming to sites in need of entertainment and creative marketing strategies for a "sticky-user" experience.

The company also recently released it's exclusive wireless Play for Fun games and giveaway application designed for the Palm VII. The application is one of the first wireless giveaway applications, and allows Palm VII users to access Play for Fun's games at any time, from anywhere Palm.net service is available, using their wireless device. The first wireless game release from Play fur Fun is their Daily Trivia Challenge. Users may logon daily to answer trivia questions with the opportunity to win cash and prizes. The flexible nature of the gaming platform and its games allow Play for Fun to develop separately, or in concert with its advertisers, highly customizable giveaways and promotions including cash and prizes around casino contests or tournaments using the different casino games. Play for Fun and its corporate customers are further able to offer advertisers a unique opportunity for increased brand recognition by creating unique private labeled slot machines, video poker and Black Jack tables around the advertiser's logo or brand. Founded in 1999, Play for Fun, Inc. was created through incubator, Interactive Gaming & Communications Corp, to further leverage the Live Action Gaming Platform technology, developed by IGC's subsidiary Intersphere Communications Ltd. Play for Fun gives away cash and sponsored prizes through its site, and has private labeled its gaming platform to companies including Lycos(TM), Telebet, and others.

Forward Looking Statement

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. All statements included herein that address activities, events or developments that the corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained hereinare reasonable, any of the assumptions could be inaccurate. There canbe no assurance that the forward-looking statements included in thisfiling will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

Results of Operations

Second Quarter Ended June 30, 2000 & 1999

In June 2000, revenues for Second quarter 2000 were $95,377 as compared to $567,567 for second quarter 1999. The decrease in revenues for 2000 as compared to 1999 resulted from a reducution of royalities. However, advertising fees in 2000 steadily increased and accounted for 81% of the revenues in 2000, and 19% of the revenues in 1999. The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations increased from $238,185 in second quarter 1999 to $353,650 in 2000, mainly as a result of additional employees to further the devlopment of the company's various software development projects. Results of operations for the discontinued operations of Sports and Casinos reflect a loss of $66,579 in 1998. Those discontinued operations assets in the form of a promissory note have been written off at 12-31-99, and the Company is now accounting for its go forward operations without any receivables from the sale of its discontinued operations.

Six Months Ended June 30, 2000 and 1999

In the first six months of 2000 revenues are decreasing as compared to 1999 due to the fact that more efforts are being focused on developing more advertising and internet related services and software development projects. As a result our expenses are increasing due to the fact that additional employees are needed to help with the ongoing development of additional games and technologies within the core gaming platform. The development costs will result in expanded opportunities to resell the platform as well as garner advertising and launch the first wireless gaming platform.

Liquidity and Capital Resources

The Company's working capital deficit from continuing operations increased by $335,702 or 46%, from $2,797,062 at 1-31-00 to $3,132,764 at second quarter 2000. The largest component increase in the working capital deficit were the first quarter loss of $156,333. In addition, working capital decreased as a result of the Company's receipt of a good faith payment of $12,000 from Gamblenet Technologies, Ltd., its Joint Effort with Century Industries, Inc.

The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.

The Company has available at June 30, 2000 approximately $421,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2011 to 2013.

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

PART II. OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Change in Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a vote of Security Holders

None

Item 5. - Other Information

In June 1999, the Company issued 7,500,000 shares of its restricted common stock for the purpose of acquiring a controlling interest in certain assets owned by Century Industries, Inc. ("Century"). Pursuant to a Share Trust and Lock Up Agreement dated December 30, 1999, the Company will account for the Century assets acquired as a wholly-owned subsidiary. As of the date of the accompanying financial statements the Company and Century had not consummated the transaction. The Company is awaiting information from third parties in order to complete the transaction. The Company anticipates consummating transaction during the quarter ended September 30, 2000.

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

Pro forma per share amounts for the combined company are based on the number of shares outstanding on a fully diluted basis.

UNAUDITED SELECTED PRO FORMA COMBINED FINANCIAL DATA

	Registrant	Century Steel	Consolidated
ASSETS
CURRENT ASSETS:
Cash	$(32,710)	$268,622	$235,912
Accounts receivable	204,563	961,146	1,165,709
Inventory	-	194,239	194,239
Total current assets	171,853	1,424,007	1,595,860

Property & Equipment:
Land & Building	-	378,269	378,269
Computer Equipment	269,161	30,500	299,660
Furniture & Fixtures	19,520	78,689	98,209
Machines & Equipment	-	46,732	46,732
Transportation Equipment	97,789	127,621	225,410
Software	4,780	5,156	9,936
Leashold Improvements	-	92,208	92,208
Less: Accum. Dep.	(204,649)	(324,824)	(529,473)
Net Property & Equip.	186,601	434,350	620,951

Other Assets:
Software Development costs	1,441,227	-	1,441,227
Security Deposits	1,118	4,474	5,592
Investments	-	42,000	42,000
Customer Receivable	1,400,000	-	1,400,000
Total Other Assets	2,842,345	46,474	2,888,819

Total Assets	3,200,799	1,904,831	5,105,630

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - Current Portion	$404,983	$94,530	499,513
Current portion of long-term debt	226,058	-	226,058
Accounts payable and accrued expenses	600,003	367,077	967,080

Total current liabilities	1,231,044	461,607	1,692,651

LONG TERM DEBT AFTER ONE YEAR	259,572	322,748	582,320
Deferred Revenue	1,400,000	-	1,400,000

Total Liabilities	2,890,616	784,355	3,674,971

STOCKHOLDERS' EQUITY:
Preferred Stock	-	(17,304)	(17,304)
Common Stock	23,085	36	23,121
Additional paid-in capital	7,464,184	910,083	8,374,267
Note Receivable	(4,044,322)	-	(4,044,322)
Deficit	(3,132,764)	227,661	(2,905,103)

Total stockholders' equity	310,183	1,120,476	1,430,659

TOTAL LIABILITIES & CAPITAL	$3,200,799	$1,904,831	5,105,630

See Notes to Consolidated Financial Statements

INCOME STATEMENT AT 12/31/2000 and 6/30/2000
	IGC Corp.	IGC Corp.	Century Steel	Consolidated
	12/31/99	6/30/00	6/30/00	Proforma 6/30/00

Sales	$1,199,400	308,468	1,970,915	2,279,383

Cost of Sales	-	-	(1,455,328)	(1,455,328)

Gross Sales	$1,199,400	$308,468	$515,587	824,055

Operating Costs
Selling, general and administrative	1,350,359	643,438	466,706	1,110,144
Interest Expense	37,000	15,261	26,208	41,469
Depreciation and Amortization	287,946	141,803	4,029	145,832

Total operating costs	$1,675,305	$800,502	$496,943	1,297,445

Other Income (Expense)	32,533		16,545	16,545

Net Income (Loss) before extraordinary item	(443,372)	(492,034)	1,490,517	998,483

Extraordinary item-forgiveness of debt net of related income taxes	115,509	-	-	-

Net Income (Loss)	(327,863)	(492,034)	1,490,517	998,483

Earnings per Share	(0.02)	(0.02)	0.00	(0.02)

Item 6. - Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

On June 1, 2000 the company filed on form 8-K underItem 5, that on February 22, 2000, Interactive Gaming & Communications Corp. officially changed its name and trading symbol to GLOBESPAN TECHNOLOGY PARTNERS, INC. (OTC Bulletin Board: GWIZ)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBESPAN TECHNOLOGY PARTNERS, INC.

Dated: June 14, 2000

By: /s/ MICHAEL F. SIMONE

Michael F. Simone, President

and Chief Executive Officer