Form 10-Q
period 2000-09-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2000-12-27
CIK 799197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 33-7764-C
INTERACTIVE GAMING AND COMMUNICATIONS CORP..

Exact name of registrant as specified in charter)
Delaware (State or other jurisdiction of incorporation or organization)	23-2838676 (I.R.S. Employer Identification No.)

4070 Butler Pike - Plymouth Meeting, PA 19462

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-0305

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of September 30, 2000, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $4,155,283 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on September 30,2000.

PART I.    FINANCIAL STATEMENTS

In the opinion of the management of Interactive Gaming and Communications Corp. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of September 30, 2000 and the results of its operations and cash flows for the nine month periods ended September 30, 2000 and 1999.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement  which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999. Certain items in prior  financial statements have been reclassified, where appropriate, to conform with the September 30, 2000 presentation.

INTERACTIVE GAMING AND COMMUNICATIONS CORP. CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2000 AND DECEMBER 31, 2000
	SEPT. 30	DEC 31
	2000	1999
ASSETS
CURRENT ASSETS:
Cash	$0	$444,407
Accounts receivable, net of allowance for doubtful accounts of $89,606.77 in 1999 and $25,550 in 1999	122,972	451,445
Other Receivable	40,663	6,460
Deferred Tax asset	0	100,000
Total current assets	163,635	995,852
EQUIPMENT, Net	164,677	405,870
INTANGIBLE ASSETS:
Systems development costs, net	1,392,250	1,448,110
Gaming and software sub-licenses, net	-	0
Total intangible assets	1,392,250	1,448,110
OTHER ASSETS:
Security deposits	1,118	1,118
Customer Receivable - Long Term Debt	1,267,000	1,991,500
Investment in Subsidary	0	773,784
Total other assets	1,268,118	2,766,402
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	-	-
TOTAL	$2,988,680	$5,616,234
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable	$294,848	$240,731
Cash Disbursed in excess of available balances	8,227
Current portion of long-term debt	275,347	0
Accounts payable and accrued expenses	647,366	756,595
Total current liabilities	1,225,788	997,326
LONG TERM DEBT	204,621	338,451
Deferred Revenue	1,267,000
Total Liabilities	2,797,409	1,335,777
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, authorized 75,000,000 23,084,903 shares issued and outstanding	23,085	23,085
Additional paid-in capital	7,464,184	5,703,914
Subscription Receivable	(4,044,322)	0
Deficit	(3,251,676)	(1,439,002)
Total stockholders' equity	191,271	4,280,457
TOTAL LIABILITIES & CAPITAL	$2,988,680	$5,616,234
The accompanying notes are an integral part of the Financial Statements

INTERACTIVE GAMING AND COMMUNICATIONS CORP..
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPT 30, 2000 AND 1999
AND NINE MONTHS ENDED SEPT. 30, 2000 AND 1999
 UNAUDITED
THREE MONTHS ENDED			NINE MONTHS ENDED
	2000	1999	2000	1999
REVENUES:	$93,225	$804,013	$401,693	$1,644,824
EXPENSES:
Selling, general, and administrative	131,512	367,492	774,950	692,498
Depreciation and amortization	70,901	0	212,704	143,973
Interest	9,724	4,152	24,985	6,467
Total expenses	212,137	371,644	1,012,639	842,938
Net Income (Loss)	$(118,912)	$432,369	$(610,946)	$801,886

Basic (loss) earnings per common share:
Continued operations	$(0.01)	$0.02	$(0.03)	0.03
Net (loss) income per share	$(0.01)	$0.02	$(0.03)	0.03
Weighted average common shares outstanding	23,084,903	23,084,903	23,084,903	23,084,903
The accompanying notes are an integral part of the Financial Statements

INTERACTIVE GAMING AND COMMUNICATIONS CORP. UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPT 30, 2000 AND 1999
	SEPT. 2000	SEPT. 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(610,946)	$801,866
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	212,704	0
Change in net assets and liabilities of discontinued operations	-	-
Interest Paid	0
Deferred Revenue	1,267,000	-
(Increase) decrease in assets:
Accounts receivable	(138,377)	(489,894)
Other assets	(1,267,000)	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	98,475	36,014
Net cash (used in) provided by operating activities	(438,144)	347,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	125,000
Net cash used in investing activities	-	125,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	-
Proceeds from loans	382,616	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	382,616	-
(DECREASE) INCREASE IN CASH	(55,528)	472,986
CASH, BEGINNING	47,301	28,579
CASH, ENDING	$(8,227))	$444,407
The accompanying notes are an intgral part of the Financial Statements

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1-BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp. and Subsidiaries (the Company) have been prepared  in accordance with the instructions to SEC Form 10QSB, and therefore do not include all the information necessarry for a full presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September  30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10KSB for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Description of Company
The Company  engaged principally in  the gaming and entertainment software development business.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

Results of Operations
Third Quarter Ended September 30, 2000 and 1999
In September 2000, revenues for Third quarter 2000 were $93,225 as compared to $804,013 for third quarter 1999.  The decrease in revenues for 2000 as compared to 1999 resulted from a reduction in royalties.  However, advertising fees in 2000 steadily increased and accounted for 81% of the revenues in 2000, and 19% of the revenues in 1999.  The remaining revenues were generated from advertising and other Internet related services.  Expenses from continuing operations decreased from $1,720,450 in the third quarter 1999 to $131,512 in 2000, mainly as a result of the disposal of a business segment.
Nine Months Ended September 30, 2000 and 1999
In the first nine months of 2000 revenues are decreasing as compared to 1999 due to the fact that more efforts are being focused on developing more advertising and internet related services and software development projects.  As a result our expenses are increasing due to the fact that additional employees are needed to help with the ongoing development of additional games and technologies within the core gaming platform.  The development costs will result in expanded opportunities to resell the platform as well as garner advertising and launch the first wireless gaming platform.
Liquidity and Capital Resources
The Company's working capital deficit from continuing operations increased by $462,238 or 66%,from $698,873 at December 31, 1999 to $1,161,111 at third quarter 2000.
The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs.  As of September June 30, 2000, the Company has utilized the line.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
   None
 Item 2 - Changes in Securities and Use of Proceeds
  (a) None
   (b) None
   (c) None

 Item 3.  Defaults Upon Senior Securities
 None
 Item 4.  Submission of Matters to a Vote of Security Holders
None
 Item 5.  Other Information
   None
 Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

  None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING AND COMMUNICATIONS CORP.Dated: December 19, 2000

By: /s/ MICHAEL F. SIMONE

Michael F. Simone, President

and Chief Executive Officer