Form 10-K
period 2000-12-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-05-25
CIK 799197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB (Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]


For the fiscal year ended
December 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 33-7764-C
Interactive Gaming and Communications Corp. Inc.
Exact name of registrant as specified in charter)


Delaware
(State or other jurisdiction of incorporation or organization)
23-2838676
(I.R.S. Employer Identification No.)



1220 Valley Forge Road Bldg #19, Valley Forge PA 19462
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (610) 941-0305


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001/par value per share

(Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

As of May 24, 2001, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $2,263,772 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on May 24, 2001








TABLE OF CONTENTS








Page

PART I

1.
Business
1
2.
Properties
4
3.
Legal Proceedings
4
4.
Submission of Matters to a Vote of Securities Holders
5

PART II

5.
Market Price for Registrant's Common Equity and Related Stockholder Matters
6
6.
Management's Discussion and Analysis of Financial Condition
      and Results of Operations
8
7.
Financial Statements
10
8.
Changes in and Disagreement with Accountants on
        Accounting and Financial Disclosure
10

PART III

9.
Directors, Executive Officers, Promoters and Control Persons
10
10.
Executive Compensation
10
11.
Security Ownership of Certain Beneficial Owners and Management
10
12.
Certain Relationships and Related Transactions
10

PART IV

13.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K
10

Signatures
11

















PART I




ITEM I.   DESCRIPTION OF BUSINESS


GENERAL


HISTORY AND ORGANIZATION


Interactive Gaming & Communications Corp. formerly,
       Sports International Ltd. the("Company") was incorporated
        in the state of Delaware
in June 1986 under the name of "Entertainment Tonight
        Video Express Ltd." to develop a market for the home delivery of video cassette rentals, which effort was abandoned in November 1987.
        From December 1987 until August 1994, the Company did not conduct any operations, transactions or business activities. In August 1994, the Company began negotiations to acquire Sports International, Ltd. (Antigua) and its business from the stockholders of Sports International,
        Ltd. (Antigua), and successfully closed the transaction in October 1994, in accordance with its Plan of Reorganization.



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


ACQUISITION - EXCHANGE OF STOCK AND NOTES

None



NATURE OF OPERATIONS

The Company is a holding company publicly trading on the National
         Association of Securities Dealers Automated Over the Counter
(OTC)Market Bulletin Board under the trading symbol "IGAC". Intersphere Communications, Ltd. (PA) ("Intersphere") and Interactive
Gaming Corp. (Delaware) ("IGC"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.




Intersphere is a software development, marketing and Internet
215:    Communications Company specializing in the Internet market.
  Intersphere
developed the LiveAction Gaming Platform (formerly known as WiseGuy)
         wagering system, the first wagering system that allows casino race & sports books to take a wager from a customer over the Internet. The
        LiveAction Gaming Platform was first used by the Company in 1995. Intersphere's revenues are derived from Web Page Development and
         Design, traditional advertising, licensing of the LiveAction Gaming Platform and the development of other related gaming software products and B to B Internet solutions.



INDUSTRY SEGMENTS


The gaming industry is comprised of five separate service industries:
(1) traditional pari-mutuel wagering on horse and dog racing; (2) casino and riverboat gambling; (3) lotteries; (4) charitable organization gambling
        (Bingo and Las Vegas Nights); and (5) sports book.

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





MARKETING

The Company primarily advertises its products and services during peak periods of sporting events (September through April) in both gaming and gambling related magazines and newspapers. The success of increased revenues is directly dependent upon the amount of advertising in both conventional and Internet markets.







INTELLECTUAL PROPERTY


The Company currently holds no patents. However, the Company has applied for US Trademark registration for several of its software products and marketing.



GOVERNMENT REGULATION

None


FUTURE DEVELOPMENTS

The Company plans to develop an Internet/Intranet based pari-mutuel wagering system for the thoroughbred horse racing and greyhound racing industry. The system, when completed, will offer to pari-mutuel operators the ability to Broadband video stream its live races to its customer while at the same time making a wager. The system will be designed to replace existing pari-mutuel systems while at the same time interface with existing systems until replacement can be effectively accomplished. The finished product will be marketed to Horse tracks, Greyhound tracks and Jai-Lai facilities worldwide through its subsidiary IGC.



EMPLOYEES

As of December 2000, the Company had 4 full-time employees:
        1 software engineer; 1 marketing personnel; 2 HTML writer. The Company also utilizes full-time and part-time consultants on an as-needed basis. None of the company's employees are represented by a labor union and the Company believes its relations with its employees are satisfactory.




BACKLOG


The nature of the Company's business does not involve any backlog.




INSURANCE

The Company maintains general liability and workers' compensation insurance, which covers injury to employees.




COMPETITION


Many segments of the Internet, Internet gaming and pari-mutuel wagering industry are characterized by intense competition, with a large number of companies and syndicates offering similar wagering systems, Business to Business and Internet solutions. These entities, in most instances, have vastly greater resources than the Company.


The Company estimates that there are several companies that offer similar Internet/intranet casino race & sports book products. However, since the majority of these enterprises are privately owned, and
330:    financial information is not publicly available, the Company is unable to
evaluate its position among its competitors.


ITEM 2. DESCRIPTION OF PROPERTIES



Leases

The Company leases office space in  Valley Forge,  Pennsylvania on a month to month basis. Rental expense under operating leases was $ 41,023 and $ 46,088 in 2000 and 1999, respectively.





ITEM 3.  LEGAL PROCEEDINGS

In May, 2001, the Company was named as a defendant in the
351:    United States Bankruptcy Court, District of New Jersey
in connection with the
alleged fraudulent transferor of assets in connection with the contemplated business combination of the Company with an entity whose principal assets were formerly owned by Century Industries, Inc.
         The Company denies liability in all respects and vigorously intends to
defend.   In addition, the Company believes that the outcome of the
         litigation will not in any event have a material adverse effect on the Company's financial condition or results of operations.

The Company has filed suit against International Gaming to collect payments due under a $4,990,000 note representing payment for the capital stock of Sports International, Inc. and Global Casinos, Inc.
        (Note 19). International Gaming has filed an Answer and Counterclaim asserting there were material misstatements, misrepresentations
365:    and omissions from the warranties and representations
 provided under the
Stock Purchase Agreement between the two Companies.  The
367:    Company has been advised by competent legal counsel that they will receive a
judgment, though collection of the amount owed is still uncertain.




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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS



None





























PART II


ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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





2000
1999
1998

High
Low
High
Low
High
Low
First Quarter


2.25
 .18
 .21
 .13
Second Quarter
0.8438
0.1094
 .875
 .35
 .16
 .11
Third Quarter
0.1875
0.125
1.25
 .3125
 .44
 .13
Fourth Quarter
0.0938
0.0156
1.41
 .49
 .08
 .05


On May 24, 2001 the last reported sales price for the Common Stock was $0.03.



On May 24, 2001 the Company had approximately 1550 shareholders.



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

Approximately 10,807,369 shares of Common Stock issued in
        connection
with the reverse merger acquisition, conversion of Notes, and for
520:    certain services and the gaming license are "restricted" shares, as such term
is used in Rule 144 of the Securities Act of 1933, as amended.

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

On May 25,1999 the company issued a warrant for 4,000,000 shares of the Company's common stock at a purchase price of $0.01 per share
and
expires on December 31, 2004. The warrants were issued in connection with the Company's sale Gamblenet Technologies, Ltd. ("Gamblenet") for $2,600,000 consisting of $140,000 in cash and a five year note for $2,500,000.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

The continuing operations for the Company as restated for both years and as discussed prospectively herein reflect licensing fees, royalties
and other revenues earned from traditional advertising sources
603:    and Internet related development and design fees.  Accordingly, such revenues
for 1999 were $1,199,400 as compared to $666,123 for 2000. The decrease in revenues for 2000 resulted from a decrease in software licensing agreements. Licensing and royalties fees for gaming and software licenses accounted for 65% of the revenues in 1999. The remaining revenues were generated from advertising and other
Internet related services. Expenses from continuing operations decreased from $1,675,305 in 1999 to $ 1,353,394 mainly as a result of a reduction in personal for ongoing system development and decreased charges for depreciation and doubtful accounts in 1999 amounting to
       $313,496. In addition, in 1999 the Company obtained computer equipment under noncancelable leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit increased by $ 352,136, from
        $1,203,035 in 2000 to $850,899 in 1999. The increase was a result of trying to develop further casino games.

Further cost reductions and anticipated revenue growth from
        licensing as
described in the Prospective Outlook discussion that follows should contribute to a gradual increase in the working capital deficit.

If the outlook for greater revenues and reduced expenditures does not meet its goals, then the Company will seek joint
venture partners or
private placement funding to obtain capital to meet current working capital demands.  The continuation of the Company in its present form is
dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1996 with its strategic alliances
636:    to develop new proprietary products and the sale of Sports and Casinos in
1998. However, there are no assurances that management's future actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.


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

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements attached to this Report on Form
         10KSB as pages F1 - F20 are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANT ON ACCOUTNING AND FINANCIAL
DISCLOSURES

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


PRINCIPAL SHAREHOLDERS


The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 23,134,903 shares of issued and outstanding Common
        Stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Common Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons
named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address of Beneficial Owner
        Nature of Ownership	Number of shares	Percent

Michael F. Simone
4065 RedBud Lane
Doylestown, PA 18901				Common Stock
Direct	 		   4,487,713		 19.4%

Joseph Mustilli
1220 Valley Forge Road
Valley Forge, PA 19482			Common Stock		   1,000.000		   0.4%

Lawrence Elliot Hirsch
Park Town Place #1111
22nd & Parkway
Philadelphia, PA 19104         		Common Stock		    1,000,000		   0.4%

Harvey A. Carr
1220 Valley Forge Road
Valley Forge, PA 19482
 						Common Stock		   300,000		 0.01%


All Executive Officers and
Directors, as a Group
(4 Persons)

 6,787,713
24.4%


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K











SIGNATURES


Pursuant to the requirements of section 13 or 15(2) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Interactive Gaming and Communications Corp.


Dated:  May 24th, 2001






By:

/s/ Lawrence Elliott Hirsch
Lawrence Elliott Hirsch
 President and Chief Executive Officer













SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549



FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2000 AND 1999



FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



INTERACTIVE GAMING & COMMUNICATIONS CORP.



INTERACTIVE GAMING & COMMUNICATIONS CORP.
Index to Financial Statements








Page
Report of Independent Certified Public Accountants
F-3
Consolidated    Balance Sheet at December 31, 2000 and 1999
F-4
Consolidated   Statements of Losses for the two years ended
      December 31, 2000 and 1999

F-5
 Consolidated Statements of Stockholders' Equity for the two years ended December 31, 2000 and 1999

F-6
  Consolidated  Statement of Cash Flows for the two years ended
       December 31, 2000 and 1999

F-7
  Notes to Consolidated Financial Statements
F-8 - F-19



































STEFANOU & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
1360 Beverly Road
Suite 305
McLean, VA  22101-3621
703-448-9200
703-448-3515 (fax)
Philadelphia, PA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Interactive Gaming & Communications Corp.
Valley Forge, Pennsylvania

777:    We have audited the accompanying consolidated balance sheet of Interactive Gaming & Communications Corp. and its subsidiaries at December 31, 2000 and 1999 and the related consolidated statements of losses, stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted
910:    auditing standards. Those standards require that we plan and perform the
audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures
        in the financial statements.  An audit also includes assessing the accounting principles
used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits
provide a reasonable basis for our opinion.

788:    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of
Interactive Gaming & Communications Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have
        been prepared on a going concern basis, which contemplates continuity of
operations, the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in
          Note B to the financial
statements, the Company has negative working
        capital at December 31, 2000  and negative cash flows
        from operations for the years ended
December 31, 2000 and 1999 .   The Company will need to
        seek other financing or generate sufficient cash flows to pay the current liabilities of
continuing operations.  The Company incurred a loss from
        continuing operations of $ 687,255   in 2000 and $ 443,372
        in 1999 and there is no
assurance that profitable operations will be achieved in the future.  These factors, among others, raise substantial doubt abo
         t the Company's ability
to continue as a going concern.  The consolidated financial
        statements do not include any adjustments that might result from the outcome of this
uncertainty.



/s/ STEFANOU & COMPANY, LLP
        Stefanou & Company, LLP
        Certified Public Accountants



McLean, Virginia
May 14, 2001
F-3


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

2000
1999
ASSETS


Current assets:


	Cash and equivalents
$              -
$      47,301
	Accounts receivable, net of allowance for doubtful accounts of $ 0 and $ 25,550, respectively

2,975

18,798
	Other accounts receivable
                -
           6,460
             Total current assets
2,975
72,559
 Property and equipment, at cost, net of accumulated
        depreciation and    amortization

144,710

224,585
Other assets:


  Systems development costs, net of accumulated amortization
1,037,399
1,202,616
	Gaming and software licenses, net of accumulated amortization
303,916
342,537
              Security deposits and other assets
                -
          1,118

$   1,489,000
$    1,843,415



LIABILITIES AND STOCKHOLDERS' EQUITY





Current liabilities:


              Cash disbursed in excess of available balances
$      8,734
$                 -
	Current portion of long-term debt  (Note E)
258,740
      352,714
	Current portion of capitalized lease obligation (Note H)
39,166
21,747
	Accounts payable and accrued expenses
     899,370
         548,997
		Total current liabilities
1,206,010
923,458
Long term debt, less current liabilities ( Note E)
-
81,026
Long term portion of capitalized lease ( Note  H)
-
            36,713



STOCKHOLDERS' EQUITY :


Preferred stock, 10,000,000 shares authorized none issued
-
-
Common stock, $0.001 par value, 75,000,000
        shares authorized, 23,134,903 issued and outstanding at December 31, 2000; 23,084,903 shares issued and outstanding at December
31, 1999


23,135


23,085
Additional paid-in capital
5,462,839
7,464,184
Subscription and note receivable
(1,875,000)
(4,044,322)
 Deficiency  in retained earnings
   (3,327,984)
  ( 2,640,729)
	              Total stockholders' equity
       282,990
       802,218

$    1,489,000
$   1,843,415

See accompanying notes to consolidated financial statements
F-4






INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999










2000
1999



Revenues:


            Software licensing and fees
$       666,123
$   1,199,400



Operating expenses:


Selling, general and administrative
1,042,667
1,350,359
Interest expense
27,120
37,000
Depreciation and amortization
      283,607
         287,946

1,353,394
1,675,305
 Other Income


          Interest income and other income
              16
      32,533

16
32,533
Loss from continuing operations, before income taxes, discontinued operations and extraordinary item

(687,255)

(443,372)
          Provision for income taxes
                 -
               -
Loss from continuing operations, before continued operations and extraordinary item

(687,255)

(443,372)
 Loss before extraordinary item
-
(443,472)
Extraordinary item- forgiveness of debt,
           net of related                 income taxes

                 -

    115,509
Net Loss
$ (687,255)
$    (327,863)



Net loss per common share ( Note J):


Basic and diluted:


             Loss from continuing operations
$          (0.03)
$      (0.02)
             Extraordinary income
0.00
0.00
             Net loss per share
$          (0.03)
$   (0.02)



Weighted  average common  shares outstanding:


            (Basic and assuming dilution)
23,097,400
18,696,615






See accompanying notes to consolidated financial statements
F-5


INTERACTIVE GAMING & COMMUNICATIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


Common
Shares


Amount
Additional
Paid In
Capital
Deficiency in
Retained
Earnings

Note Receivable


Total
Balance at December 31, 1998
 13,701,290
$      13,701
$        2,676,296
$        (2,312,866)
$                -
$       377,131







Sale of warrant ( Note I)


2,628,000

(2,169,322)
                458,678
Shares issued in exchange for
services

1,883,613

1,884

292,388

-

-

294,272
Shares issued in connection with
acquisition ( Note K)

7,500,000

7,500

1,867,500

-

(1,875,000)

-
Net loss, 1999
                -
                    -
                      -
            (327,863)
                   -
      (327,863)
Balance at December 31, 1999
23,084,903
         23,085
       7,464,184
     (2,640,729)
   (4,044,322)
       802,218
Warrants issued in exchange for debt

-

-

165,527

-

-

165,527
Shares issued in exchange for
services

50,000

50

2,450

-

-

2,500
Write-off of subscription receivable
(Note I)

-

-

(2,169,322)

-

2,169,322

-
Net loss. 2000
                   -
                  -
                   -
           (687,255)
                  -
    (687,255)
Balance at December 31, 2000
23,134,903
$      23,135
$    5,462,839
$    (3,327,984)
$  (1,875,000)
$        282,990



































See accompanying notes to consolidated financial statements
F-6




INTERACTIVE GAMING & COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


2000
1999
Cash flows from operating  activities:


   Net loss
   $   (687,255)
 $     (327,863)
   Adjustments to reconcile net loss to net cash
    	(used in) provided by operating activities:


   Depreciation and amortization
283,607
287,946
   Common stock issued for services
2,500
294,272
   (Increase) decrease in assets:


	Accounts receivable
15,823
          (11,864)
	Other assets
7,578
       1,118
   Increase (decrease) in liabilities,


	Accounts payable and accrued expenses
    350,192
        (442,125)
Net cash (used in)provided by operating activities
(27,555)
        (198,516)



Cash flows from investing activities:


   Purchase of equipment  and software
              -
      (276,291)
Net cash used in investing activities
-
(276,291)
Cash flows from (used) financing activities:


   Cash disbursed in excess of available bank balances
8,734
-
   Payments of notes payable
(175,000)
        (190,479)
   Proceeds from notes payable, net
165,814
    187,718
   Proceeds form capital lease obligation, net
-
60,483
   Payments of capitalized leases, net
(19,294)

   Proceeds from warrant
              -
     458,678
Net cash from (used in) financing  activities
       (19,746)
(516,400)
Increase (decrease) in cash
(47,301)
41,593



Cash at beginning of year
        47,301
       5,708



Cash at end of year
 $             -
$          47,301



Supplemental disclosures of  cash flow information


  Cash paid during the year for interest
   $    26,774
 $       26,774
  Cash paid during the year for taxes
-
-
   Warrants issued in exchange for debt
165,527
-
   Common stock issued for services
2,500
294,272
  Assets purchased under capital lease obligation, net
-
60,483




See accompanying notes to consolidated  financial statements
F-7


INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A- SUMMARY OF ACCOUNTING POLICIES

A summary of accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the
           accounts of Interactive Gaming & Communications C orp., the "Company" and its wholly-
owned subsidiaries, Play For Fun, Inc., Global Gaming
          Corp ("Global") and Intersphere Communications, Ltd.
         (PA Corp.) ("Intersphere").
Significant intercompany transactions have been eliminated in consolidation.

Financial Instruments

The carrying amounts of cash, accounts receivable, notes
           payable, long-term debt, and accounts payable approximate fair value at December 31,
2000 and 1999.

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

Gaming and Software Licenses

Through its subsidiaries Global and Intersphere, the Company licenses its gaming operations and sports wagering software
            The Company has
valued these licensing agreements at their fair value as
            determined by the present value of anticipated future cash flows.  Amortization is provided
using the straight-line method over 10 to 12 years and was
$ 38,591 and   $  42,247 in 2000 and 1999 , respectively.
           Accumulated amortization at December 31, 2000 was $81,732.


Revenue Recognition

Software revenue is recognized when an arrangement exists,
           installation has occurred, fees are determinable and collection is probable.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimate
           d useful lives (five
years for furniture, fixtures and equipment). .  Depreciation and amortization expense for 2000 and 1999 was $ 287,942 and $ 31,770, respectively.  An accelerated method of depreciation is used for tax purposes. Property and equipment at December 31, 2000 and 1999 is comprised of the following:


2000
1999
Furniture and fixtures
$        19,521
$         19,521
Machinery & equipment
269,161
269,161
Computer software
4,780
4,780
Transportation equipment
       97,789
      97,789

391,251
391,251
Less: accumulated depreciation and amortization
   (246,541)
  (166,666)

$   144,710
$     224,585


Income Taxes

The Company accounts for income taxes in accordance
           with Statement of Financial Accounting Standards No. 19
           1, "Accounting for Income
Taxes."  Under the method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets, and liabilities are measured using the enacted tax
           rates expected to be in effect when the differences are settled.

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




INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

The Company's long-lived  assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Events relating to
           recoverability may include significant unfavorable changes in business conditions, recurring
losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-
lived assets based upon forecasted undercounted cash flows.
           Should an impairment in value be indicated, the carrying
            value of intangible assets
will be adjusted, based on estimates of future discounted
           cash flows resulting from the use and ultimate dispositi on of the asset.

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

Advertising

The Company follows the policy of charging the costs of
           advertising to expenses incurred.  Advertising costs charged to expenses in 2000 and
1999  was $ 42,364 and  $ 27,437,  respectively.

Use of Estimates

The preparation of financial statements in conformity with
            generally accepted accounting principles requires management to make estimates
and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

The Company has recognized the value of its gaming and
            software licensing agreements based on the anticipated
             future revenues.  Additionally,
the Company believes that certain capitalized software development
1710:    costs are also recoverable through anticipated future revenues.  These anticipated future revenues are management's best estimates of future cash flows to be derived from these products. The Company's value of these products is based on certain assumptions management
           has made based on information available at December 31, 2000.
            Capitalized
software development costs of approximately $ 1,652,149 at
            December 31, 2000 are still under development and
             realization will be dependent
upon the ability to market the software.  It is reasonably possible that these estimates and assumptions may change within one year from the
balance sheet date based on changes in operations and revenues.

Concentrations of Credit Risk

Financial instruments and related items which potentially
              subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables.  The Company places its
           cash and temporary cash investments with high credit qua lity institutions.
F-10





INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

At times, such investments may be in excess of the FDIC insurance limit. The Company has a broad customer base and it routinely assesses the financial strength of its customers. The Company
           periodically reviews its trade receivables in determining
            its allowance for doubtful
accounts.  The allowances for doubtful accounts was  $ 0
           and  $25,550 at December 31, 2000 and 1999, respectively..

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

Comprehensive Income

Statement of Financial Accounting Standards No.130,
           "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and
            accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and
           distributions to owners. Among other disclosures, SFA
          S 130 requires that all items that are
required to be recognized under current accounting
           standards as components of comprehensive income
            be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the
            year ended December 31, 1998 and
has no items of comprehensive income to report.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting
           Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment
Benefits ("SFAS 132") in the year ended December 31, 1999.
           SFAS No. 132 establishes disclosure requirements
           regarding  pension and post
employment obligations. SFAS No. 132 does not effect
           the Company as of   December 31, 1999.

The Company adopted Statement of Financial Standards
           No. 133, Accounting for Derivative  Instruments and for
            Hedging Activities ("SFAS No.
133") in the year  ended December 31, 1999. SFAS
            No. 133  requires that certain derivative instruments b
             e  recognized in balance sheets at fair
value and for changes in  fair value to be recognized in
            operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses
           are offset by losses and gains related directly to the hedged item. SFAS No. 133's
impact   on the Company's consolidated financial
           statements is not expected to be material as the Company
              has not historically used derivative and hedge instruments.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)


In December 1999, the Securities and Exchange Commission
           issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in
Financial Statements, which will become effective December 31
          2000.  The Company does not expect the standard to have a materia
           l effect on its
financial condition or operating results.

In March 2000, the Financial Accounting Standards Board
            issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving
Stock Compensation, an Interpretation of APB Opinion No. 25".
            FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee
for purposes of applying APB No. 25, (b) the criteria for determin ing whether a plan qualifies as a noncompensatory plan,
            (c) the accounting
consequences of various modifications to previously
            fixed stock option or award, and (d) the accounting for an exchange of stock compensation
awards in a business combination. FIN 44 is effective
           July 2, 2000 but certain conclusions cover specific events th at occur after either December 15,
1998 or January 12, 2000. The adoption of FIN 44 did not
            have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

Reclassifications

Certain balances and amounts in the 1999  financial
           statements have been reclassified to conform with the 2000 presentation.

NOTE B- 	BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The accompanying statements have been prepared on a
           going concern basis, which contemplates the realizatio
            n of assets and the satisfaction of
liabilities in the normal course of business.  As shown
             in the financial statements during the years ended
            December 31, 2000 and 1999 , the
Company incurred loses from operations of $ 687,255 and
             $ 443,372, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a
           reasonable period of time.

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

The Company had a working capital deficiency of $  1,203,035 at December 31, 2000 , and negative cash flows from operating activities of $
27,555 and $ 198,516 in 2000  and 1999, respectively. The
            Company continues to seek other financing or generate sufficie nt cash flows to pay the current liabilities of continuing operations. These factors, among others, indicate the Company's ability to continue in existence is dependent


INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE B- BASIS OF PRESENTATION AND CERTAIN
           SIGNIFICANT RISKS AND UNCERTAINTIES (continued)

upon favorable governmental regulations, its ability to
            achieve adequate profitable operations and/or obtain additional debt or equity financing.
The financial statements do not include any adjustments
           relating to the recoverability and classification of recorded assets amounts that might be
necessary should the Company be unable to continue in
           existence.

Management anticipates generating revenue and cash
            flows from its software licensing agreements. Additionally, management plans to continue to refine its operations, control expenses, evaluate
           alternative methods to conduct its business, and seek
            available and attractive sources of debt or equity financing through a combination of a private placement
          , and sharing of development costs, or other resources.
           There can be no assurance
that the Company's efforts will be successful. If operations and cash flows continue to improve through these efforts,
             management believes
that the Company can continue to operate.  However, no
           assurance can be given that management's actions will
            result in profitable operations
or the resolution of its liquidity problems.


NOTE C-	RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued expenses is
           $ 99,045 and $55,369 at December 31, 2000 and 1999,
         respectively, which represents
advances from stockholders or officers of the Company.
          No formal agreements or repayment terms exist. In
         December 1999, the Company
issued an aggregate of 5,000,000 warrants to purchase
            the Company's common stock at $.001 per share to certain Company shareholders who had previously advance funds to the Company in exchange
            for those obligations totaling $ 165,527.


NOTE D- SYSTEMS DEVELOPMENT COSTS

In May 1995, the Company signed a definitive letter of
            intent with a major software developer to produce and mark et a "Virtual Casino" by
offering its customers the opportunity to play classic
             casino games, such as blackjack, craps, roulette, baccarat and slot machine games, on their personal computers using the Internet World
             Wide Web, with the Company managing the wagering.
           Additionally in September 1996,
the Company entered into a software development and
           licensing agreement with another software developer to develop a "Global Casino" to provide services similar to the above on a state-of-the-art operating platform.

After the economic and technical feasibility of the projects had been established, the Company began funding them.
            Costs incurred subsequent to
the establishment of technological feasibility and directly
            related to the project have been capitalized. Capitalized project costs were $1,652,149 at
December 31, 2000. The "Global Casino" project was completed in 1997 and amortization expense was $ 119,104 and $ 165,215 in 2000 and
1999, respectively. Accumulated amortization was $ 284,319 at December 31, 2000. As management has made estimates in determining the net realizable value of system development costs, it is
            reasonably possible that these values will change
             in the near term.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE E- LONG TERM DEBT

Long-term debt at December 31, 2000 and 1999 consists of the following:


2000
1999
Bank loan payable in monthly installments of accrued interest at the bank's prime lending rate plus 1% .The note is unsecured and guaranteed by a Company officer and Director.


$   199,929


$     195,980
Bank loan payable in monthly installments of $ 4,606, plus accrued interest at the bank's prime lending rate plus 1.5% The note is guaranteed by a Company officer and Director and collateralized by 1,000,000 shares of company stock owned by the Company's President.




 58,811




68,403
Shareholder loan payable in monthly installments of $950 including interest at 9.75 % per annum, unsecured

-

41,444
Shareholder loan payable in monthly installments of $950 including interest at 9.75 % per annum, unsecured

-

41,848
Shareholder demand note payable, interest at bank prime lending rate, plus 1.5%, unsecured

             -

      86,065

258,740
433,740
Less current portion
258,740
    352,714
Long-term debt
$            -
$     81,026




















INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE F-	INCOME TAXES

The Company has adopted Financial Accounting Standard
           number 109 which requires the recognition of deferred
            tax liabilities and assets for
the expected future tax consequences of events that have
            been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the
            difference between financial statements and tax base s of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income
           tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate
             unused net operating losses approximate   $ 3,200,000
           which expire through 2015.
The deferred tax asset related to the carryforward is
            approximately $ 1,088,000.   The Company has provided
             a valuation reserve against the full
amount of the net operating loss benefit, since in the
             opinion of management based upon the earning hist
            ry of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2000 are as follows:

Non Current:
	Net operating loss carryforward	$    1,088,000
	Valuation allowance		     (1,088,000)
Net deferred tax asset		$                  -


NOTE G-STOCK OPTION PLANS


The following table summarizes the changes in options
           outstanding and the related prices for the shares of the Company's common stock issued to a former Officer of the Company .

						Number       Weighted Average	    Number of
						of shares          Exercise Price	Shares Exercisable
Outstanding at December 31, 1998
      50,000
       $         -
    50,000
Granted
-
-

Exercised
-
-
-
Cancelled
     (50,000)
                -
        (50,000)
Outstanding at December 31, 1999
             -
           -
                 -
Granted
-
-
-
Exercised
-
-
-
Cancelled
                -
                -
                 -
Outstanding at December 31, 2000
                -
-
                 -




INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999



NOTE G-STOCK OPTION PLANS (continued)

The fair value of the options at the date of grant was
            ominal. The options were not exercised .  Accordingly,
              no compensation expense related to
the options granted has been recognized by the Company.


In June  1996, the Company entered into a stock and
          warrant purchase agreement with a software develope and issued 375,000 shares of restricted common stock for $750,001 and a common
            stock purchase warrant for $1,000. The common stock purchase warrant is for 100,000 shares at a purchase price of $1.00 per share and expires
            on June 30, 2001. The warrant is outstanding at December 31, 2000.


NOTE H-COMMITMENTS

As  of December 31, 2000, the Company had computer
           equipment and software purchased under non-cancelabl e leases with an original cost of $ 67,393 included in the Company's consolidated balance
           sheet. Depreciation and amortization of $ 13,478 and $5,616 has been charged to operations in 2000 and 1999, respectively. The Company
            is in default under the terms of the lease and the aggregate balance due of $
39,166 is included in current liabilities at December 31, 2000.

Litigation

In May, 2001, the Company was named as a defendant in the
          United States Bankruptcy Court, District of New Jersey in
           connection with the
alleged fraudulent transferor of assets in connection
           with the contemplated business combination of the
            Company with an entity whose
principal assets were formerly owned by Century Industries,
            Inc.    The Company denies liability in all respects and
            vigorously intends to
defend.   In addition, the Company believes that the outcome
            of the litigation will not, in any event, have a material adverse effect on the
Company's financial condition or results of operations.








INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

NOTE H-COMMITMENTS (continued)

The Company was sued by, among others, Empire
           Corporation ("Empire"), which claimed the Compa
             ny improperly terminated an alleged Joint
Venture Agreement, appropriated certain funds belonging
             to Empire under the agreement and otherwise refused to pa
            y monies due to Empire.
Empire also asserted claims of fraud and breach of fiduciary duty. An answer, new matter and counterclaim has been filed by the Company asserting that the Agreement had been properly terminated
             and that funds are due the Company from Empire. Empire claims damages in excess of $160,000 as well as punitive damage in the amount of
         $1,000,000.  The Company's counterclaim seeks damages
            in excess of $95,000.  In the
opinion of management, the ultimate outcome of this case in unknown.

Other litigation

The Company, in the normal course of business, is subject
              to litigation and is presently involved as a defendant in
            several lawsuits.  In the opinion
of management, the ultimate outcome of these cases is
             unknown and any exposure to liability, if any, cannot be
            estimated at this time.
Consequently, no amounts have been accrued at
            December 31, 2000.

NOTE I-  DISPOSITION OF GAMBLENET TECHNOLOGIES, LTD.

In February  1999, the Company and Century Industries,
            Inc. ("Century") formed Gamblenet Technologies, Ltd.
             ("Gamblenet"). The
Company and Century each owned 50% of Gamblenet's
           initially outstanding common shares.  In exchange for t
            he Company's 50% interest
in Gamblenet, the Company licensed certain gaming and
           software licenses to Gamblenet and, as further
           consideration,   issued a  warrant  to
purchase 4,000,000  shares of the Company's
             restricted common stock at the stock's par value of $ .001 per share. The warrant expires
December 31, 2004.


In May, 1999, Gamblenet, whose principal asset was the
           warrant to purchase 4,000,000 shares of the Company's
              restricted common stock,
was sold to an unrelated third party in exchange for $2,628,000, comprised of $ 128,000 in cash and a promissory note payable to the
Company in the amount of  $ 2,500,000. The note,
           which bears interest at 6% per annum, matures
             in May, 2004 with principal payments  of $
500,000 due annually prior thereto. The
           Company received an aggregate of $ 458,678 in 1999 in connection with this transaction and was accounted for as additional paid in capital. The amount
            of the promissory note outstanding at December 31, 1999
              was $2,169,322 and  is
shown on the balance sheet as a reduction in
            stockholders' equity

In 2000, the maker of the note defaulted under the terms
            of the note and the Company's management deemed the balance of the obligation to be uncollectible. Accordingly, the unpaid balance of
          $ 2,169,322 was written off as uncollectible and
           additional paid in capital was reduced.
In May 2001, certain holders of the warrant exercised
             their rights to acquire 2,630,051 shares of the Company's
            restricted common stock
underlying the warrant.



INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE J-LOSSES PER COMMON SHARE

The following table presents the computation of basic
            and diluted loss per share:


2000
1999
Net loss available for common shareholders
$      687,255
$   ( 327,863)
Basic and fully diluted loss per share
$           (.03)
$         (0.02)
Weighted average common shares outstanding
23,097,400
18,696,615


Net loss per share is based upon the weighted
            average number of shares of common stock outstanding.

NOTE K-RESCISSION OF BUSINESS COMBINATION

In June, 1999, the Company issued 7,500,000 shares
          of its restricted common stock  in exchange for a subscripti on receivable valued at $
1,875,000 for the purpose of acquiring a controlling interest in certain assets formerly owned by Century Industries, Inc . ("Century").

In December, 1999, the  Company authorized a series
            of 1,000,000 shares of the Company's preferred
              stock as  convertible preferred stock
("Series A Voting Convertible  Preferred Stock").  After five years, each share of the Preferred Stock is convertible into 15 shares of the
Company's Common Stock. In addition, the holders of the
 preferred stock may not convert their shares to the Company's common stock unless the Company earns $.25 per share on a fully diluted basis for the year ended prior to the conversion; the market value of the
Company's common shares has averaged $5.00 per share for 30 days prior to the conversion; and the shares will remain intact as a class, and shall remain restricted as a control block , salable pursuant to SEC rule 144 In the event of liquidation, dissolution, or winding up of the
Company, the holders of the Preferred Stock have a liquidation preference of $1.00 per share .

In December 1999, the Company entered into a Share and Lock Up Agreement whereby, if consummated, the
 Company agreed to exchange its
common and convertible preferred stock for assets formerly held by Century. The purpose of the Agreement was to allow the Company and the entity controlling the assets formerly held by Century to combine their respective financial statements.

In 2000, the Company authorized its stock transfer agent to issue 1,000,000 shares of its convertible preferred stock in connection with the proposed transaction.

 The business combination was not consummated and the certificate representing the 1,000,000 shares of the Company's convertible preferred stock was returned to the Company and cancelled in April, 2001. Since the Company did not consummate the transaction and the shares were not delivered by the escrow agent the accompanying financial statements reflect the convertible preferred shares as never being issued. In addition, the 7,500,000 shares of restricted common stock previously issued in connection with this Agreement were returned to the
Company in May, 2001 and the subscription receivable of $1,875,000 was cancelled.

INTERACTIVE GAMING & COMMUNICATIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


NOTE L- SUBSEQUENT EVENT

In January 2001, the Company entered into a non-binding Letter of Intent to license certain Company software and sell the Company's wholly owned subsidiary, Play for Fun, Inc.

 The proposed terms of the license agreement are as follows:

?	$ 200,000, payable at  closing

?	$1,800,000 in the form of a promissory note,
 bearing interest at the prime lending rate plus  2% per annum

?	The term of the $ 1,800,000 note shall be
 for 36 months, with monthly payments of interest accruing and commencing 60 days after closing. The unpaid principal, together with unpaid interest shall be due and payable in full at the due date of the Loan.

The proposed  terms of the sale of Play for Fun, Inc. are as follows:

?	At closing, the Company shall receive a 9.9%
 equity interest  in the Purchaser's company

?	The Company shall receive 50% of all  profits
 earned by Play For Fun, Inc. for a period of 3 years from the date of closing. Profits are defined as earnings before interest expense, taxes, depreciation and amortization.





















