Form 10QSB
period 2001-03-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-06-04
CIK 799197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission file number 33-7764-C
INTERACTIVE GAMING AND COMMUNICATIONS
CORP..
Exact name of registrant as specified in charter)









1220 Valley Forge Road Valley Forge PA 19482
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (610) 941-0305 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]
As March 31, 2001, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $4,155,283 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on March 31, 2001.
PART I.    FINANCIAL STATEMENTS
In the opinion of the management of Interactive Gaming and Communications Corp. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 2001 and the results of its operations and cash flows for the three month period ended March 31, 2001 and 2000.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading.
 Reference is made to the detailed financial statement which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended
 December 31, 2000. Certain items in prior financial statements have been reclassified, where appropriate, to conform with the March 31, 2001 presentation.


INTERACTIVE GAMING AND COMMUNICATIONS CORP.
CONSOLIDATED BALANCE SHEET
AT March 31, 2001 AND DECEMBER 31, 2000

March 31
DEC 31

2001
2000
ASSETS
CURRENT ASSETS:
Cash
$0
0
Accounts receivable, net of allowance for doubtful accounts
of 0 and $25,550 respectively
3,000
2,975
Total current assets
3,000
2,975
EQUIPMENT, Net
286,489
144,710

INTANGIBLE ASSETS:
Systems development costs, net
1,661,947
1,037,399
Gaming and software sub-licenses, net
-
303,196
Total intangible assets
1,661,947
1,341,315

OTHER ASSETS:
Security deposits
677
0
Total other assets
677
0
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS
-
-
TOTL
$1,952,113
$1,489,000

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:


Notes payable
$64,870
$258,740
Cash Disbursed in excess of available balances
7,822
8,734
Current portion of long-term debt
275,347
39,166
Accounts payable and accrued expenses
757,793
899,370
Total current liabilities
1,105,832
1,206,010
LONG TERM DEBT
70,178
0
Total Liabilities
1,176,010
1,206,010
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, authorized 75,000,000
23,084,903 shares issued and outstanding
23,135
23,135
Additional paid-in capital
2,71,183
5,462,839
Subscription Receivable
152:

Deficit
2,792,275
(2,874,490)
0
(3,327,894)
Total stockholders' equity
776,103
282,990
TOTAL LIABILITIES & CAPITAL
$1,952,113
$1,489,000
The accompanying notes are an integral part of the Financial Statements



INTERACTIVE GAMING AND COMMUNICATIONS CORP..
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000


 UNAUDITED
           THREE MONTHS ENDED



2001
2000


REVENUES:
$10,002
$202,873


EXPENSES:


Selling, general, and administrative
145,723
353,650


Depreciation and amortization
70,900
70,900


Interest
1,535
6,527


Total expenses
215,158
431,078


Net Income (Loss)
$(208,156)
$(228,225)







Basic (loss) earnings per common share:


Continued operations
$(0.01)
$(0.01)


Net (loss) income per share
$(0.01)
$(0.01)


Weighted average common shares outstanding
23,084,903
23,084,903


The accompanying notes are an integral part of the Financial Statements




INTERACTIVE GAMING AND COMMUNICATIONS CORP.
UNAUDITED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE Three MONTHS ENDED March 31, 2001 AND 2000

March
2001
March
2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income
$(208,156)
$(455,324)
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:


  Depreciation and amortization
70,900
0
  Change in net assets and liabilities of
    discontinued operations
-
-
  Interest Paid
1,535
31,749
  Deferred Revenue
0
-
  (Increase) decrease in assets:
    Accounts receivable
(3,000)
(4,838,747)
    Other assets
(1,661,947)
0
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses
757,793
(2,877,866)
Net cash (used in) provided by
operating activities
2,281,019
1,537,906
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment
-
(11,757)
    Net cash used in investing activities
-
(11,757)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft
-
-
  Proceeds from loans
0
(87,458)
  Proceeds from issuance of common stock
-
-
     Net cash provided by
       financing activities
0
(87,458)
(DECREASE) INCREASE IN CASH
2,281,019
1,450,448
CASH, BEGINNING
$(4,840)
10,158
CASH, ENDING
$(6,106)
$343,842
The accompanying notes are an intgral part of the Financial Statements


INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1-BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp.
and Subsidiaries (the Company) have been prepared in accordance with the instructions to SEC Form 10QSB, and therefore do not include all the information necessarry for a full presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals)
 considered necessary for a fair
presentation have been included. Operating results for the
 three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's
SEC Form 10KSB for the year ended December 31,
2000.
Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations
Description of Company
The Company engaged principally in the gaming and entertainment software development business.
Forward Looking Statements
This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products.
 Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.
Results of Operations
First Quarter Ended March 31, 2001 and 2000
In March 2001, revenues for first quarter were $10,002 as compared to $202,873 for first quarter 2001. The decrease in revenues for 2001 as compared to 2000 resulted from a reduction in royalties and advertising fees. Expenses from continuing operations decreased from $431,078 first quarter 2000 to 218,158 in 2001, mainly as a result of the disposal of a business segment and restructing of the company and company personal. Three Months Ended March 31, 2001 and 2000
In the first three months of 2001 revenues are decreasing as compared to 2000 due to the fact that more efforts are being focused on developing more advertising and internet related services and software development projects. As a result our expenses aredecreasing due to the fact that the company is fociusing on restructure and remarketing the online industry.
The development costs will result in expanded opportunities
 to resell the platform as well as garner advertising and launch the first wireless gaming platform.
Liquidity and Capital Resources
The Company's working capital deficit from continuing operations increased by $493,113 or 66%,from $282,990 at
December 31, 2000 to $776,103 at first quarter 2001.
The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.
Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of September June 30, 2000, the Company has utilized the line.
Further cost reductions and anticipated revenue growth from
 licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.
The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the future, the Company did demonstrate its ability to obtain such financing in 1998 with its strategic alliances to develop new proprietary products and the sale of Sports and Casinos
LiveAction and SportsBook software platforms.
 Government Regulation - Effect on Financing
The licensing business of the Company is conducted ough its wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenadan government to conduct its business. The company no longer operates any business, which is regulated by government.
Inflation has not had a significant impact on the Company's comparative results of operations.

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

 (b)  Reports on Form 8-K.
Registrant announces that on December 24, 2000, it has canceled its June 23, 1999 agreement with Century Industries,
Inc., of Sterling, Virginia for the partial acquisition or control block acquisition of 53.26% of the class A shares of Century Industries for 7,500,000 restricted shares of Interactive Gaming & Communications Corp.
The control basis consisted of 2,853,514 Class A shares of Century Industries, held respectively by Ted L. Schwartzbeck,
Joel M. Gundersheimer, the USIB Trust, Grupo Romvil, SA,
Earlswood Enterprises, Ltd., and Roc Shores Investments,
Ltd. Such shares were issued without registration and are thus restricted securities.
The company reached its decision based on subsequent events involving Century and the changes in current market and economic conditions which would adversely effect the companys go forward plans and the failure of Century Industries to deliver the 2,853,514 control block shares of Century from the individuals as previously stated which would have consummated the transaction.
Registrant hereby announces that the board of directors has elected
 Lawrence Elliot Hirsch and Joseph Mustelli to the board.
(b) Further, the board has accepted the resignation of Michael F. Simone as the Chief Executive Officer and President of the parent company and all of its subsidiaries.
(c) In continuum, the board has assigned Lawrence Elliot Hirsch, Esq. the officerships of President and Chief Executive Officer of
IGC and General Counsel.

The Registrant announces that as of February 26,2001 it has entered nto a formal Letter of Intent with Global Interactive
Direct Inc. a Delaware corporation, with its principle place of business in Valley Forge, PA. Global Interactive Direct is
an established development and marketing organization. The company's management brings over 100 years of
experience in both traditional and online marketing and sales of products and professional services.
The letter of intent is subject to a formal agreement to be entered into by the parties within 90 days of the signing of the
Letter of Intent. The intent of the agreement calls for the sale of PayForFun, Inc. e, www.playforfun.com and the exclusive marketing rights and software licensing of the ToteMaster Pari-Mutuel totalization system to Global Interactive
Direct for the sum of $2,500,000.00 in stock, cash and note plus interest payable over 3 years.
The Letter of Intent calls for the formal agreement to provide for Interactive Gaming & Communications Corp to receive
9.9% of the stock in Global Interactive Direct, which the company values at $500,000.00. Interactive Gaming &
Communications Corp will take back a note from Global Interactive in the amount of $2,000,000.00 payable over three
years plus interest. Global Interactive will make payments on the note out of the proceeds from a private placement
memorandum offering made by Global Interactive Direct. The initial
 $200,000 deposit on the IGC note will come from
the Global offering.
Revenue from PlayForFun, which will be derived from advertising on the site, will be split 50/50 in Joint Revenue
Sharing agreement in accordance with the terms of the Agreement.
Ongoing royalties from revenues, generated from the
licensing of the software to licensed Pari-Mutuel and Off Track Betting operators, are called for in relation to the
ToteMaster Pari-mutuel software.
SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities
 Exchange Act of 1934, as amended, the Registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERACTIVE GAMING AND COMMUNICATIONS CORP.Dated:
 December 19, 2000
By: /s/ Lawrence E. Hirsch
Lawrence E. Hirsch, President
and Chief Executive Officer