Form 10KSB/A
period 2000-12-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-08-07
CIK 799197

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


For the fiscal year ended December 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________
Commission file number 33-7764-C

                Interactive Gaming and Communications Corp. Inc.
                ------------------------------------------------
               Exact name of registrant as specified in charter)


          DELAWARE                                              23-2838676
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



             1220 Valley Forge Road Bldg #19, Valley Forge PA 19462
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (610) 941-0305


        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001/par value per share

                                (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of May 24, 2001, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $2,263,772 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on May 24, 2001.

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

ACQUISITION - EXCHANGE OF STOCK AND NOTES

NONE

NATURE OF OPERATIONS

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC) Market Bulletin Board under the trading symbol "IGAC". Intersphere Communications, Ltd. (PA) ("Intersphere") and Interactive Gaming Corp. (Delaware) ("IGC"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

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

ITEM 2. PROPERTIES

LEASES

The Company leases office space in Valley Forge, Pennsylvania on a month to month basis. Rental expense under operating leases was $ 41,023 $ 46,088 in 2000 and 1999, respectively.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 & 1999

The continuing operations for the Company as restated for both years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for 1999 were $1,199,900 as compared to $666,123 for 2000. The decrease in revenues for 2000 was resulted from a decrease in software licensing agreements. Licensing and royalties fees for gaming and software licenses accounted for 65% of the revenues in 1999. The remaining revenues were generated from advertising and other Internet related services. Expenses from continuing operations decreased from $1,675,305 in 1999 to $1,353,394 mainly as a result reduction on personal for ongoing system development and decreased charges fordepreciation and doubtful accounts in 1999 amounting to $313,496. In addition, in 1999 the Company obtained computer equipment under noncancelable leases.

LIQUIDITY AND CAPITAL RESOURCES


The Company's working capital deficit increased by $352,136, from $850,899 in 1999 to $1,203,035 in 2000. The increase was a result of trying to develop further casino games.


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

                           DECEMBER 31, 2000 AND 1999



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                    INTERACTIVE GAMING & COMMUNICATIONS CORP.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page

Report of Independent Certified Public Accountants                          F-3
Consolidated Balance Sheet at December 31, 2000 and 1999                    F-4
Consolidated Statements of Losses for the two years ended
      December 31, 2000 and 1999                                            F-5
 Consolidated Statements of  Stockholders' Equity for the two
      years ended December 31, 2000 and 1999                                F-6
  Consolidated  Statement of Cash Flows for the two years ended
       December 31, 2000 and 1999                                           F-7
  Notes to Consolidated Financial Statements                          F-8 - F-20

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

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has negative working capital at December 31, 2000 and negative cash flows from operations for the years ended December 31, 2000 and 1999 . The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. The Company incurred a loss from continuing operations of $687,255 in 2000 and $ 443,372 in 1999 and there is no assurance that profitable operations will be achieved in the future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note M to the financial statements, the Company has restated the consolidated financial statements referred to above.


                                                    /s/ STEFANOU & COMPANY, LLP
                                                    ----------------------------
                                                    Stefanou & Company, LLP
                                                    Certified Public Accountants

McLean, Virginia
May 23, 2001, except as to Note M,
 which is dated August 7, 2001

                                   INTERACTIVE GAMING & COMMUNICATIONS CORP.
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2000 AND 1999
                                                                                                  2000            1999
                                                                                              ------------   ------------
                                      ASSETS
Current assets:
   Cash and equivalents                                                                       $         -    $    47,301
   Accounts receivable, net of allowance for doubtful
     accounts of $ 0 and  $ 25,550, respectively                                                    2,975         18,798
   Other accounts receivable                                                                            -          6,460
                                                                                              ------------   ------------
         Total Current Assets                                                                       2,975         72,559

Property and equipment, at cost, net of accumulated
   depreciation and amortization                                                                  144,710        224,585
Other assets:
   Systems development costs, net of accumulated amortization
      of $614,750 and $449,533                                                                  1,037,399      1,202,616
   Gaming and software licenses, net of accumulated amortization
      of $81,303 and $42,682                                                                      303,916        342,537
   Security deposits and other assets                                                                   -          1,118
                                                                                              ------------   ------------

                                                                                              $ 1,489,000    $ 1,843,415
                                                                                              ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Cash disbursed in excess of available balances                                             $     8,734    $         -
   Current portion of long-term debt (Note E)                                                     258,740        352,714
   Current portion of capitalized lease obligation (Note H)                                        39,166         21,747
   Accounts payable and accrued expenses                                                          899,370        548,997
                                                                                              ------------   ------------
         Total current liabilities                                                              1,206,010        923,458

Long term debt, less current liabilities ( Note E)                                                      -         81,026
Long term portion of capitalized lease (Note H)                                                         -         36,713

STOCKHOLDERS' EQUITY :
Preferred stock, 10,000,000 shares authorized none issued                                               -              -
   Common stock, $0.001 par value, 75,000,000 shares authorized,
   23,134,903 issued and outstanding  at December 31, 2000;
   23,084,903 shares issued and outstanding at December 31, 1999                                   23,135         23,085
Additional paid-in capital                                                                      5,462,839      7,464,184
Subscription and note receivable                                                               (1,875,000)    (4,044,322)
Deficiency  in retained earnings                                                               (3,327,984)    (2,640,729)
                                                                                              ------------   ------------
                       Total stockholders' equity                                                 282,990        802,218
                                                                                              ------------   ------------
                                                                                              $ 1,489,000    $ 1,843,415
                                                                                              ============   ============

                          See accompanying notes to consolidated financial statements

                                                       F-4


                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                            2000            1999
                                                        -------------   -------------
Revenues:
    Software licensing and fees                         $    666,123    $  1,199,400

Operating expenses:
    Selling, general and administrative                    1,042,667       1,350,359
    Interest expense                                          27,120          37,000
    Depreciation and amortization                            283,607         287,946
                                                        -------------   -------------
                                                           1,353,394       1,675,305
Other Income
    Interest income and other income                              16          32,533
                                                        -------------   -------------
                                                                  16          32,533
Loss from continuing operations, before income taxes,
 discontinued operations and extraordinary item             (687,255)       (443,372)
    Provision for income taxes                                     -               -
                                                        -------------   -------------
Loss from continuing operations, before continued
  operations and extraordinary item                         (687,255)       (443,372)
Loss before extraordinary item                                     -        (443,472)
Extraordinary item - forgiveness of debt, net of
  related income taxes                                             -         115,509
                                                        -------------   -------------

Net Loss                                                $   (687,255)   $   (327,863)
                                                        =============   =============

Net loss per common share ( Note J):
Basic and diluted:
   Loss from continuing operations                      $      (0.03)   $      (0.02)
   Extraordinary income                                         0.00            0.00
   Net loss per share                                   $      (0.03)   $      (0.02)

Weighted average common shares outstanding:
   (Basic and assuming dilution)                          23,097,400      18,696,615


           See accompanying notes to consolidated financial statements


                                        INTERACTIVE GAMING & COMMUNICATIONS CORP.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                  Additional    Deficiency in
                                      Common                       Paid In        Retained        Note
                                      Shares         Amount        Capital        Earnings      Receivable       Total
                                   ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998        13,701,290    $    13,701    $ 2,676,296    $(2,312,866)   $         -    $   377,131

Sale of warrant ( Note I)                                          2,628,000                    (2,169,322)       458,678
Shares issued in exchange for
  services                           1,883,613          1,884        292,388              -              -        294,272
Shares issued in connection with
  acquisition ( Note K)              7,500,000          7,500      1,867,500              -     (1,875,000)             -
Net loss, 1999                               -              -              -       (327,863)             -       (327,863)
                                   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1999        23,084,903         23,085      7,464,184     (2,640,729)    (4,044,322)       802,218
Warrants issued in exchange for
  debt                                       -              -        165,527              -              -        165,527
Shares issued in exchange for
  services                              50,000             50          2,450              -              -          2,500
Write-off of subscription
  receivable (Note I)                        -              -     (2,169,322)             -      2,169,322              -
Net loss, 2000                               -              -              -       (687,255)             -       (687,255)
                                   ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000        23,134,903    $    23,135    $ 5,462,839    $(3,327,984)   $(1,875,000)   $   282,990
                                   ============   ============   ============   ============   ============   ============


                               See accompanying notes to consolidated financial statements

                                                          F-6

                    INTERACTIVE GAMING & COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            2000         1999
                                                         ----------   ----------
Cash flows from operating activities:
   Net loss                                              $(687,255)   $(327,863)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
   Depreciation and amortization                           283,607      287,946
   Common stock issued for services                          2,500      294,272
   (Increase) decrease in assets:
       Accounts receivable                                  15,823      (11,864)
       Other assets                                          7,578        1,118
   Increase (decrease) in liabilities,
       Accounts payable and accrued expenses               350,192     (442,125)
                                                         ----------   ----------
Net cash (used in)provided by operating activities         (27,555)    (198,516)

Cash flows from investing activities:
   Purchase of equipment and software                            -     (276,291)
                                                         ----------   ----------
Net cash used in investing activities                            -     (276,291)
Cash flows from (used) financing activities:
   Cash disbursed in excess of available bank balances       8,734            -
   Payments of notes payable                              (175,000)    (190,479)
   Proceeds from notes payable, net                        165,814      187,718
   Proceeds form capital lease obligation, net                   -       60,483
   Payments of capitalized leases, net                     (19,294)
   Proceeds from warrant                                         -      458,678
                                                         ----------   ----------
Net cash from (used in) financing  activities              (19,746)    (516,400)
                                                         ----------   ----------
Increase (decrease) in cash                                (47,301)      41,593

Cash at beginning of year                                   47,301        5,708
                                                         ----------   ----------

Cash at end of year                                      $       -    $  47,301
                                                         ==========   ==========

Supplemental disclosures of  cash flow information
  Cash paid during the year for interest                 $  26,774    $  26,774
  Cash paid during the year for taxes                            -            -
  Warrants issued in exchange for debt                     165,527            -
  Common stock issued for services                           2,500      294,272
  Assets purchased under capital lease obligation, net           -       60,483

           See accompanying notes to consolidated financial statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Interactive Gaming & Communications Corp., The "Company" and its wholly-owned subsidiaries, Play For Fun, Inc. and Intersphere Communications, Ltd. (PA Corp.) ("Intersphere"). Significant intercompany transactions have been eliminated in consolidation.

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

GAMING AND SOFTWARE LICENSES

Through its subsidiaries Global and Intersphere, the Company licenses its gaming operations and sports wagering software. The Company has valued these licensing agreements at their fair value as determined by the present value of anticipated future cash flows. Amortization is provided using the straight-line method over 10 to 12 years and was $38,591 and $42,247 in 2000 and 1999 respectively. Accumulated amortization at December 31, 2000 was $81,303.

REVENUE RECOGNITION

Software revenue is recognized when an arrangement exists, installation has occurred, fees are determinable and collection is probable.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

PROPERTY AND EQUIPMENT

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). Depreciation and amortization expense for 2000 and 1999 was $287,942 and $31,770, respectively. An accelerated method of depreciation is used for tax purposes. Property and equipment at December 31, 2000 and 1999 is comprised of the following:

                                                                2000              1999
                                                             ------------     ------------
      Furniture and fixtures                                 $    19,521      $    19,521
      Machinery & equipment                                      269,161          269,161
      Computer software                                            4,780            4,780
      Transportation equipment                                    97,789           97,789
                                                             ------------     ------------
                                                                 391,251          391,251
      Less: accumulated depreciation and amortization           (246,541)        (166,666)
                                                             ------------     ------------
                                                             $   144,710      $   224,585
                                                             ============     ============

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

At times, such investments may be in excess of the FDIC insurance limit. The Company has a broad customer base and it routinely assesses the financial strength of its customers. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts was $0 and $25,550 at December 31, 2000 and 1999, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other-Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

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

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its financial condition or operating results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

RECLASSIFICATIONS

Certain balances and amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

NOTE B - BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2000 and 1999, the Company incurred loses from operations of $687,255 and $443,372, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company had a working capital deficiency of $1,203,035 at December 31, 2000, and negative cash flows from operating activities of $27,555 and $198,616 in 2000 and 1999, respectively. The Company continues to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. These factors, among others, indicate the Company's ability to continue in existence is dependent

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE B - BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES
         (continued)

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

NOTE C - RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued expenses is $99,045 and $55,369 at December 31, 2000 and 1999, respectively, which represents advances from stockholders or officers of the Company. No formal agreements or repayment terms exist. In December 1999, the Company issued an aggregate of 5,000,000 warrants to purchase the Company's common stock at $.001 per share to certain company shareholders who had previously advance funds to the Company in exchange for those obligations totaling $165,527.

NOTE D - SYSTEMS DEVELOPMENT COSTS

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

After the economic and technical feasibility of the projects had been established, the Company began funding them. Costs incurred subsequent to the establishment of technological feasibility and directly related to the project have been capitalized. Capitalized project costs were $1,652,149 at December 31, 2000. The "global casino" project was completed in 1997 and amortization expense was $165,217 and $190,931 in 2000 and 1999, respectively. Accumulated amortization was $614,750 at December 31, 2000. As management has made estimates in determining the net realizable value of system development costs, it is reasonably possible that these values will change in the near term.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - LONG TERM DEBT

LONG-TERM DEBT AT DECEMBER 31, 2000 AND 1999 CONSISTS OF THE FOLLOWING:

                                                                          2000           1999
                                                                      -----------    -----------
Bank loan payable in monthly installments of accrued
interest at the bank's prime lending rate plus 1%.
The note is unsecured and guaranteed by a Company officer
and Director.                                                         $  199,929     $  195,980

Bank loan payable in monthly installments of $4,606,
plus accrued interest at the bank's prime lending rate
plus 1.5% The note is guaranteed by a Company officer and
Director and collateralized by 1,000,000 shares of company
stock owned by the Company's President.                                   58,811         68,403

Shareholder loan payable in monthly installments of $950
including interest at 9.75 % per annum, unsecured                              -         41,444

Shareholder loan payable in monthly installments of $950
including interest at 9.75 % per annum, unsecured                              -         41,848

Shareholder demand note payable, interest at bank prime
lending rate, plus 1.5%, unsecured                                             -         86,065

                                                                      -----------    -----------
                                                                         258,740        433,740
Less current portion                                                     258,740        352,714
                                                                      -----------    -----------
Long-term debt                                                        $        -     $   81,026
                                                                      ===========    ===========


                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - INCOME TAXES

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

COMPONENTS OF DEFERRED TAX ASSETS AS OF DECEMBER 31, 2000 ARE AS FOLLOWS:

Non Current:
       Net Operating Loss Carryforward             $    1,088,000
       Valuation Allowance                             (1,088,000)
                                                   ---------------
Net Deferred Tax Asset                             $            -
                                                   ================


NOTE G -STOCK OPTION PLANS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a former officer of the Company.

                                                      NUMBER       WEIGHTED AVERAGE          NUMBER OF
                                                     OF SHARES      EXERCISE PRICE       SHARES EXERCISABLE
                                                     ---------      --------------       ------------------
Outstanding at December 31, 1998                       50,000           $   -                  50,000
Granted                                                     -               -
Exercised                                                   -               -                       -
Cancelled                                             (50,000)                                (50,000)
                                                     ---------        ----------             ---------

Outstanding at December 31, 1999                            -               -                       -
Granted                                                     -               -                       -
Exercised                                                   -               -                       -
Cancelled                                                   -               -                       -
                                                     ---------        ----------             ---------
                                                            -                 -                     -
Outstanding at December 31, 2000                                              -                     -
                                                     =========        ==========             =========


                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE G - STOCK OPTION PLANS (continued)

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

NOTE H - COMMITMENTS

As of December 31, 2000, the Company had computer equipment and software purchased under non-cancelable leases with an original cost of $ 67,393 included in the Company's consolidated balance sheet. Depreciation and amortization of $ 13,478 and $5,616 has been charged to operations in 2000 and 1999, respectively. The Company is in default under the terms of the lease and the aggregate balance due of $ 39,166 is included in current liabilities at December 31, 2000.

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

NOTE H - COMMITMENTS (continued)

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

NOTE I - DISPOSITION OF GAMBLENET TECHNOLOGIES, LTD.

In February 1999, the Company and Century Industries, Inc. ("Century") formed Gamblenet Technologies, Ltd. ("Gamblenet"). The Company and Century each owned 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest in Gamblenet, the Company licensed certain gaming and software licenses to Gamblenet and, as further consideration, issued a warrant to purchase 4,000,000 shares of the Company's restricted common stock at the stock's par value of $.001 per share. The warrant expires December 31, 2004.

In May, 1999, Gamblenet, whose principal asset was the warrant to purchase 4,000,000 shares of the Company's restricted common stock, was sold to an unrelated third party in exchange for $2,628,000, comprised of $128,000 in cash and a promissory note payable to the Company in the amount of $2,500,000. The note, which bears interest at 6% per annum, matures in May, 2004 with principal payments of $500,000 due annually prior thereto. The Company received an aggregate of $458,678 in 1999 in connection with this transaction and was accounted for as additional paid in capital. The amount of the promissory note outstanding at December 31, 1999 was $2,169,322 and is shown on the balance sheet as a reduction in stockholders' equity.

In 2000, the maker of the note defaulted under the terms of the note and the Company's management deemed the balance of the obligation to be uncollectible. Accordingly, the unpaid balance of $2,169,322 was written off as uncollectible and additional paid in capital was reduced. In May 2001, certain holders of the warrant exercised their rights to acquire 2,630,051 shares of the company's restricted common stock underlying the warrant.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE J - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                       2000           1999
                                                   ------------   ------------
Net loss available for common shareholders         $   687,255    $ ( 327,863)
Basic and fully diluted loss per share             $      (.03)   $     (0.02)
Weighted average common shares outstanding          23,097,400     18,696,615
                                                   ============   ============


Net loss per share is based upon the weighted average number of shares of common stock outstanding.

NOTE K - RESCISSION OF BUSINESS COMBINATION

In June, 1999, the Company issued 7,500,000 shares of its restricted common stock in exchange for a subscription receivable valued at $1,875,000 for the purpose of acquiring a controlling interest in certain assets formerly owned by Century Industries, Inc. ("Century").

In December, 1999, the Company authorized a series of 1,000,000 shares of the Company's preferred stock as convertible preferred stock ("series a voting convertible preferred stock"). After five years, each share of the preferred stock is convertible into 15 shares of the Company's common stock. In addition, the holders of the preferred stock may not convert their shares to the Company's common stock unless the Company earns $.25 per share on a fully diluted basis for the year ended prior to the conversion; the market value of the Company's common shares has averaged $5.00 per share for 30 days prior to the conversion; and the shares will reamin intact as a class, and shall remain restricted as a control block, salable pursuant to SEC Rule 144 in the event of liquidation, dissolution, or winding up of the Company, the holders of the preferred stock have a liquidation preference of $1.00 per share.

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


NOTE L - SUBSEQUENT EVENT

In January 2001, the Company entered into a non-binding Letter of Intent to license certain Company software and sell the Company's wholly owned subsidiary, Play for Fun, Inc.

The proposed terms of the license agreement are as follows:

         o        $ 200,000, payable at closing

         o $1,800,000 in the form of a promissory note, bearing interest at the prime lending rate plus 2% per annum

         o The term of the $ 1,800,000 note shall be for 36 months, with monthly payments of interest accruing and commencing 60 days after closing. The unpaid principal, together with unpaid interest shall be due and payable in full at the due date of the Loan.

The proposed  terms of the sale of Play for Fun, Inc. are as follows:

         o At closing, the Company shall receive a 9.9% equity interest in the Purchaser's company

         o The Company shall receive 50% of all profits earned by Play For Fun, Inc. for a period of 3 years from the date of closing. Profits are defined as earnings before interest expense, taxes, depreciation and amortization.


NOTE M - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the years ended December 31, 2000 and 1999 to correct certain misprints in the electronic version previously filed with the Company's Annual Report on Form 10KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The correction of the errors did not change the Company's financial condition, results of operations or cash flows for the years ended December 31, 2000 and 1999.

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

NAME AND ADDRESS OF BENEFICIAL OWNER        NATURE OF OWNERSHIP       NUMBER OF SHARES     PERCENT
------------------------------------        -------------------       ----------------     -------
MICHAEL F. SIMONE
4065 REDBUD LANE
DOYLESTOWN, PA 18901                            COMMON STOCK          4,487,713              19.4%
                                                DIRECT

JOSEPH MUSTILLI
1220 VALLEY FORGE ROAD
VALLEY FORGE, PA 19482                          COMMON STOCK          1,000.000               0.4%

LAWRENCE ELLIOT HIRSCH
PARK TOWN PLACE #1111
22ND & PARKWAY
PHILADELPHIA, PA 19104                          COMMON STOCK          1,000,000               0.4%

HARVEY A. CARR
1220 VALLEY FORGE ROAD
VALLEY FORGE, PA 19482                          COMMON STOCK            300,000              0.01%


All Executive Officers and
Directors, as a Group
(4 Persons)                                                           6,787,713                30%


                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Interactive Gaming and Communications Corp.


Dated:  May 24th, 2001



By: /s/ Lawrence Elliott Hirsch,
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of May, 2001.


Interactive Gaming and Communications Corp.