Form 10QSB/A
period 2001-03-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-08-07
CIK 799197

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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

                   INTERACTIVE GAMING & COMMUNICATIONS CORP.

                    Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2001

                               Table of Contents

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Consolidated Statements of Losses:
                    Three Months Ended March 31, 2001 and 2000

               Consolidated Balance Sheet:
                    March 31, 2001

               Consolidated Statements of Cash Flows:
                    Three months ended March 31, 2001

               Notes to Consolidated Financial Statements:
                    March 31, 2001

     Item 2.   Plan of Operation

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


                  INTERACTIVE GAMING AND COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET
                    AT March 31, 2001 AND DECEMBER 31, 2000

                                                          March 31       Dec 31
                                                            2001          2000
                                                        ------------   ------------
                                     ASSETS
CURRENT ASSETS:
Cash                                                    $         0    $         0
Accounts receivable, net of allowance for doubtful
  accounts of 0 and $25,550 respectively                      3,000          2,975
                                                        ------------   ------------
Total current assets                                          3,000          2,975

EQUIPMENT, Net                                              124,741        144,710

INTANGIBLE ASSETS:
Systems development costs, net                              996,095      1,037,399
Gaming and software sub-licenses, net                       294,260        303,196
                                                        ------------   ------------
Total intangible assets                                   1,290,355      1,341,315

OTHER ASSETS:
Security deposits                                               677              0
                                                        ------------   ------------
Total other assets                                              677              0

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                  -              -
                                                        ------------   ------------

TOTAL                                                   $ 1,418,773    $ 1,489,000
                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                           $    64,870    $   258,740
Cash Disbursed in excess of available balances                7,822          8,734
Current portion of long-term debt                           275,347         39,166
Accounts payable and accrued expenses                       925,632        899,370
                                                        ------------   ------------
Total current liabilities                                 1,273,671      1,206,010

LONG TERM DEBT                                               70,178              0
                                                        ------------   ------------
Total Liabilities                                         1,343,849      1,206,010

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, authorized 75,000,000
  23,084,903 shares issued and outstanding                   23,135         23,135
Additional paid-in capital                                5,462,839      5,462,839
Subscription Receivable                                  (1,875,000)    (1,875,000)
Deficiency in retained earnings                          (3,536,050)    (3,327,984)
                                                        ------------   ------------
Total stockholders' equity                                   74,924        282,990
                                                        ------------   ------------

TOTAL LIABILITIES & CAPITAL                             $ 1,418,773    $ 1,489,000
                                                        ============   ============

     The accompanying notes are an integral part of the Financial Statements

                  INTERACTIVE GAMING AND COMMUNICATIONS CORP..
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                    UNAUDITED

                                                         THREE MONTHS ENDED
                                                       2001             2000
                                                  -------------    -------------

REVENUES:                                         $     10,002     $    202,873

EXPENSES:
Selling, general, and administrative                   145,723          353,650
Depreciation and amortization                           70,900           70,900
Interest                                                 1,535            6,527
                                                  -------------    -------------
Total expenses                                         215,158          431,078
                                                  -------------    -------------

Net Income (Loss)                                 $   (208,156)    $   (228,225)
                                                  =============    =============
Basic (loss) earnings per common share:
Continued operations                              $      (0.01)    $      (0.01)
                                                  =============    =============

Net (loss) income per share                       $      (0.01)    $      (0.01)
                                                  =============    =============

Weighted average common shares outstanding          23,084,903       23,084,903
                                                  =============    =============

    The accompanying notes are an integral part of the Financial Statements


                  INTERACTIVE GAMING AND COMMUNICATIONS CORP.
                                   UNAUDITED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                           March          March
                                                            2001           2000
                                                        ------------   ------------
                                                                         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $  (208,156)   $  (228,225)
  Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                        70,900         70,900
        Change in net assets and liabilities of
           discontinued operations                                -              -
        Interest Paid                                             -              -
        Deferred Revenue                                          -              -
        (Increase) decrease in assets:
            Accounts receivable                                   -              -
            Other assets                                          -              -
        Increase (decrease) in liabilities:
            Accounts payable and accrued expenses            67,078        245,876
                                                        ------------   ------------
Net cash (used in) provided by operating activities         (70,178)        88,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, net                                      -        (11,757)
                                                        ------------   ------------
  Net cash used in investing activities                           -        (11,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                  -              -
  Proceeds from loans                                        70,178              -
  Payment of loans                                                -        (87,458)
                                                        ------------   ------------
     Net cash provided by financing activities                    -        (87,458)

(DECREASE) INCREASE IN CASH                                       -        (10,664)
CASH, BEGINNING                                         $         -         47,301
                                                        ------------   ------------
CASH, ENDING                                            $         -    $    36,637
                                                        ============   ============


     The accompanying notes are an integral part of the Financial Statements

      INTERACTIVE GAMING & COMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Interactive Gaming & Communications Corp. and Subsidiaries (the Company) have been prepared in accordance with the instructions to SEC Form 10QSB, and therefore do not include all the information necessary for a full presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10KSB for the year ended December 31, 2000.

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

Expenses from continuing operations decreased from $431,078 first quarter 2000 to 218,158 in 2001, mainly as a result of the disposal of a business segment and restructuring of the company and company personal.

Three Months Ended March 31, 2001 and 2000

In the first three months of 2001 revenues are decreasing as compared to 2000 due to the fact that more efforts are being focused on developing more advertising and internet related services and software development projects. As a result our expenses are decreasing due to the fact that the company is focusing on restructure and remarketing the online industry. The development costs will result in expanded opportunities to resell the platform as well as garner advertising and launch the first wireless gaming platform.

Liquidity and Capital Resources

The Company's working capital deficit increased by $67,636 from $1,203,035 at December 31, 2000 to $1,270,671 at first quarter 2001. The Company has written off its $4,990,000 note from the sale of the Company's former subsidiaries, however the company is in litigation and will recognize as revenue any award or settlement on its lawsuit.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of March 31, 2001, the Company has utilized the line. Further cost reductions and anticipated revenue growth from licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.

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

The Registrant announces that as of February 26,2001 it has entered into a formal Letter of Intent with Global Interactive Direct Inc. a Delaware corporation, with its principle place of business in Valley Forge, PA. Global Interactive Direct is an established development and marketing organization. The company's management brings over 100 years of experience in both traditional and online marketing and sales of products and professional services. The letter of intent is subject to a formal agreement to be entered into by the parties within 90 days of the signing of the Letter of Intent. The intent of the agreement calls for the sale of PlayForFun, Inc., www.playforfun.com and the exclusive marketing rights and software licensing of the ToteMaster Pari-Mutuel totalization system to Global Interactive Direct for the sum of $2,500,000.00 in stock, cash and note plus interest payable over 3 years.

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