Form 10QSB
period 2001-06-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-08-13
CIK 799197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             FORM 10-QSB (MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

  As of June 30, 2001, there were 23,084,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $4,155,283 computed at the closing price for the Registrant's common stock on the NASD
                        Bulletin Board on June 30, 2001.

                   INTERACTIVE GAMING AND COMMUNICATIONS CORP.
       Quarterly Report on From 10-QSB for the Quarter ended June 30, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item1.   Financial Statements (Unaudited)

         Consolidated Balance Sheet:  June 30, 2001 and December 31, 2000

         Consolidated Statements of Operations. Three Months Ended June 30, 2001 and 2000. Six Months Ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows. Six Months Ended June 30, 2001 and 2000.

         Notes to Consolidated Financial Statements June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


PART I.  FINANCIAL STATEMENTS

                              INTERACTIVE GAMING & COMMUNICATIONS CORP.
                                     CONSOLIDATED BALANCE SHEET

                                                                      June 30, 2001  December 31, 2000
                                                                       ------------      ------------
                                                                       (Unaudited)
                                     ASSETS
                                     ------
Current assets:
  Cash and equivalents                                                 $         -       $         -
  Accounts receivable, net of allowance for doubtful
    accounts of $ 0 at June 30, 2001 and December 31, 2000                   3,090             2,975
  Other accounts receivable                                                      -                 -
                                                                       ------------      ------------
  Total Current Assets                                                       3,090             2,975

Property and equipment, at cost, net of accumulated
  depreciation                                                             104,771           144,710
Other assets:
  Systems development costs, net of accumulated amortization               954,792         1,037,399
  Gaming and software licenses, net of accumulated amortization            286,044           303,916
                                                                       ------------      ------------
                                                                       $ 1,348,697       $ 1,489,000
                                                                       ============      ============


               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY
               --------------------------------------------------

Current Liabilities:
  Cash disbursed in excess of available balances                       $     2,960       $     8,734
  Current portion of long term debt                                        487,992           258,740
  Current portion of capitalized lease obligations                          36,713            39,166
  Accounts payable and accrued expenses                                    875,650           899,370
                                                                       ------------      ------------
   Total current liabilities                                             1,403,315         1,206,010
Deficiency in Stockholder's Equity:
Preferred stock, 10,000,000 shares authorized none issued at
June 30, 2001 or December 31, 2000                                               -                 -

Common stock, $.0001 par value, 75,000,000 shares authorized
23,134,903 issued and outstanding at June 30, 2001 and
December 31, 2000                                                           23,135            23,135

Additional paid-in capital                                               5,462,839         5,462,839

Subscription and note receivable                                        (1,875,000)       (1,875,000)
Deficiency in retained earnings                                         (3,665,592)       (3,327,984)
                                                                       ------------      ------------
  Total stockholder's equity                                               (54,618)          282,990
                                                                       ------------      ------------
                                                                       $ 1,348,697       $ 1,489,000
                                                                       ============      ============

               The accompanying notes are an integral part of the Financial Statements

                                   INTERACTIVE GAMING & COMMUNICATIONS CORP.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                              Three Months ended June 30,    Six Months ended June 30,
                                              ----------------------------  ----------------------------
                                                   2001           2000           2001          2000
                                              -------------  -------------  -------------  -------------
REVENUES:                                     $      7,095   $     95,373   $     17,097   $    308,468

EXPENSES:
Selling, general and administrative                 67,029        353,650        212,752        643,438
Depreciation and amortization                       69,518         70,901        140,418        141,803
Interest                                                 -          6,524          1,535         15,261
                                              -------------  -------------  -------------  -------------
Total Expenses                                     136,547        431,075        354,705        800,502

Operating Loss                                    (129,452)      (335,702)      (337,608)      (492,034)
Provision for Taxes                                      -              -              -              -
                                              -------------  -------------  -------------  -------------
Net Income (loss)                             $   (129,452)  $   (335,702)  $   (337,608)  $   (492,034)
                                              =============  =============  =============  =============
Net income (loss) per share basic and
assuming dilution                             $      (0.01)  $      (0.01)  $      (0.01)  $      (0.02)
                                              =============  =============  =============  =============

Weighted average common shares outstanding      23,084,903     23,084,903     23,084,903     23,084,903


                    The accompanying notes are an integral part of the Financial Statements

                         INTERACTIVE GAMING & COMMUNICATIONS CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                              Six Months ending June 30,
                                                                2001              2000
                                                            ------------      ------------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (337,608)      $  (492,034)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                   140,418           141,803
Interest Paid                                                         -            15,261
Deferred Revenue                                                      -         1,400,000
(Increase) decrease in assets:
Accounts receivable                                                (115)         (179,305)
Other assets                                                          -        (1,400,000)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses                           (23,720)           51,006
                                                            ------------      ------------
Net cash (used in) provided by operating activities            (221,025)         (463,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                 -           (15,182)
                                                            ------------      ------------
Net cash (used in) provided by investing activities                   -           (15,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                        -                 -
Proceeds from notes payable, net                                226,799           398,440
Proceeds from issuance of common stock                                -                 -
                                                            ------------      ------------
Net cash (used in) provided by financing activities             226,799           398,440
(DECREASE) INCREASE IN CASH                                       5,774           (80,011)
CASH AND CASH EQUIVALENTS AT JANUARY 1,                          (8,734)           47,301
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT JUNE 30,                       $    (2,960)      $   (32,710)
                                                            ============      ============

          The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Intersphere and Gamblenet. Significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified for comparative purposes

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

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


Results of Operations
---------------------

Six Months Ended June 30, 2001

In June 2001, revenues for the second quarter were $ 17,097 as compared to $ 308,468 for the second quarter of 2000. The decrease in revenue for 2001 as compared to 2000 resulted from a reduction of royalties and advertising fees, along with a restructuring of the company and staff. Operating expenses decreased from $ 800,502 in second quarter 2000 to $ 354,705 in 2001. This decrease was mainly a result of the disposal of a business segment and the accompanying restructuring of the company and its personnel.

Three Months Ended June 30, 2001

In the second three months of 2001 revenues decreased from $95,373 in 2000 to $7,095 in 2001, a decrease of $88,278. The decrease in revenue for 2001 as compared to 2000 resulted from a reduction of royalties and advertising fees. Subject to available capital, the Company's efforts are being focused on developing more internet related services and software development projects. Operating expenses decreased from $ 431,075 in second quarter 2000 to $ 136,547 in 2001. This decrease was mainly a result the Company focusing on restructure and remarketing its operations and a commensurate reduction in personnel.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001 the Company had a deficit in working capital of $1,400,225 compared to a deficit in working capital of $1,203,035 at December 31, 2000, an increase of $197,190. The decrease in working capital was substantially due to the increase in obligations to vendors and note creditors at June 30, 2001 as compared to December 31, 2000.

As a result of the Company's operating loss of $337,608 during the six months ended June 30, 2001, the Company generated a cash flow deficit of $221,025 from operating activities, adjusted principally for depreciation and amortization of $140,418. The Company met its cash requirements during this period through the issuance of notes payable of $226,799, net of repayments.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of June 30, 2001, the Company has utilized the line. Further cost reductions and anticipated revenue growth from licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The continuation of the Company in its present form is dependent upon its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations. Although there can be no assurances that the Company will be able to obtain such financing in the futur4e, the Company did demonstrate its ability to obtain such financing in 1998 with its strategic alliances to develop new proprietary products and the sale of Sports and Casinos LiveAction and SportsBook software platforms.

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

Government Regulation - Effect on Financing
-------------------------------------------

The licensing business of the Company is conducted through it wholly owned subsidiaries, which are legally organized in Grenada and licensed by the Grenada government to conduct its business. The company no longer operates any business, which is regulated by government. Inflation has not had a significant impact on the Company's comparative results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt as of June 30, 2001. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

 Item 2 - Changes in Securities and Use of Proceeds

         (a)None

         (b)None

         (c)None

 Item 3. Defaults Upon Senior Securities

         None

 Item 4. Submission of Matters to a Vote of Security Holders

         None

 Item 5. Other Information

         None

 Item 6. Exhibits and Reports on Form 8-K

         (a) None

         (b) None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



INTERACTIVE GAMING AND COMMUNICATIONS CORP.


Dated: August 14, 2001             By: /s/ Lawrence E. Hirsch
                                           ------------------
                                           Lawrence E. Hirsch,
                                           President and Chief Executive Officer