Form 10QSB
period 2001-09-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2001-11-13
CIK 799197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number 33-7764-C


                   INTERACTIVE GAMING AND COMMUNICATIONS INC.

               (Exact name of registrant as specified in charter)

             Delaware                                23-2838676
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           1220 Valley Forge Road, P.O. Box 889, Valley Forge PA 19482
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (610) 941-0305

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of 30, 2001, there were 23,134,903 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $ 326,493 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on November 9, 2001.

                   INTERACTIVE GAMING AND COMMUNICATIONS INC.
    Quarterly Report on From 10-QSB for the Quarter ended September 30, 2001

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet:
                  September  30, 2001

         Condensed Consolidated Statements of Losses:
                  Nine Months Ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows:
                  Nine Months Ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements:
                  September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL STATEMENTS

                    INTERACTIVE GAMING & COMMUNICATIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              September 30, 2001
                                                                  (Unaudited)
                                         ASSETS
                                         ------

Current assets:
  Cash and equivalents                                              $         -
  Accounts receivable, net of allowance for doubtful
   accounts of $0 at September 30, 2001                                   3,090
  Other accounts receivable                                                   -
                                                                    ------------
  Total Current Assets                                                    3,090

Property and equipment, at cost, net of accumulated depreciation        104,771
Other assets:
  Investment, at cost                                                 1,500,000
  Intangible asserts, net of amortization                             1,285,925
                                                                    ------------

                                                                    $ 2,893,786
                                                                    ============


      LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY
      --------------------------------------------------

Current Liabilities:
  Cash disbursed in excess of available balances                    $     1,138
  Current portion of long term debt                                     487,992
  Current portion of capitalized lease obligations                       36,713
  Accounts payable and accrued expenses                                 927,541
                                                                    ------------
      Total current liabilities                                       1,453,384
  Deferred revenue                                                    1,500,000
Deficiency in Stockholder's Equity:
Preferred stock, 10,000,000 shares authorized none issued at
   September  30, 2001                                                        -
Common stock, $.0001 par value, 75,000,000 shares authorized
   23,134,903 issued and outstanding at September 30, 2001               23,135
Additional paid-in capital                                            5,462,839
Subscription and note receivable                                     (1,875,000)
Deficiency in retained earnings                                      (3,670,572)
                                                                    ------------
  Total deficiency in stockholder's equity                              (59,598)
                                                                    ------------
                                                                    $ 2,893,786
                                                                    ============



The accompanying notes are an integral part of the consolidated financial statements


                                        INTERACTIVE GAMING & COMMUNICATIONS INC.
                                       CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                                       (UNAUDITED)


                                                         Three Months ended              Nine Months ended
                                                            September 30,                  September 30,
                                                   -----------------------------   -----------------------------
                                                       2001            2000            2001            2000
                                                   -------------   -------------   -------------   -------------
                                                                                                     (restated)
REVENUES:
Sales, net                                         $      2,022    $     93,225    $     19,119    $    286,899

EXPENSES:
Selling, general and administrative                       7,002         353,650         219,754         538,862
Depreciation and amortization                            70,901          70,901         140,418         212,704
Interest                                                      -           9,724           1,535          24,985
                                                   -------------   -------------   -------------   -------------
Total expenses                                           77,903         434,275         361,707         776,551

Operating Loss                                          (75,881)       (341,050)       (342,588)       (489,652)
Income (tax) benefit                                          -               -               -               -
                                                   -------------   -------------   -------------   -------------
Net (loss)                                         $    (75,881)   $   (341,050)   $   (342,588)   $   (489,652)
                                                   =============   =============   =============   =============

Net (loss) per share basic and assuming dilution   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                                   =============   =============   =============   =============

Weighted average common shares outstanding           23,135,903      23,084,903      23,135,903      23,084,903



                The accompanying notes are an integral part of the consolidated financial statements

                    INTERACTIVE GAMING & COMMUNICATIONS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                            Nine Months ending
                                                              September 30,
                                                            2001         2000
                                                         ----------   ----------
                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(342,588)   $(489,652)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
Depreciation and amortization                              140,418      141,803
(Increase) decrease in current assets, net                 (17,033)    (115,420)
                                                         ----------   ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (219,203)    (463,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                            -      (15,182)
                                                         ----------   ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              -      (15,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                           226,799      398,440
                                                         ----------   ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        226,799      398,440

(DECREASE) INCREASE IN CASH                                  7,596      (80,011)
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT JANUARY 1,                     (8,734)      47,301
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,               $  (1,138)   $ (32,710)
                                                         ==========   ==========

Supplemental information:
Interest paid                                            $       -    $       -
Taxes paid                                                       -            -
Warrants issued in exchange for debt                             -            -
Common stock issued in exchange for services                     -            -







The accompanying notes are an integral part of the consolidated financial statements

                    INTERACTIVE GAMING & COMMUNICATIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Intersphere and Gamblenet. Significant intercompany transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified for comparative purposes

Recent Accounting Pronouncements
--------------------------------


In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                    INTERACTIVE GAMING & COMMUNICATIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

NOTE B - PUBLISHING RIGHTS AGREEMENT

On September 15, 2001, the Company entered into a Publishing and License Agreement with Global Interactive Direct, Inc., ("GID"), a company incorporated under the laws of the Commonwealth of Pennsylvania, whereby the Company has granted GID an exclusive license to create and market software programming incorporating the Company's proprietary software and wagering system known as Totemaster in exchange for 1,500,000 shares of GID preferred stock. The preferred stock has a par value of $1 per share, and is, subject to certain adjustments, callable at 100% of the issue price during the first twelve months of this Agreement. The call price shall be adjusted to an increase 2% per annum through the term of the Agreement. In addition, the Company shall receive on a quarterly basis, a royalty equal to 10% of adjusted gross revenue (as defined) received by the Publisher during the term of the Agreement. The Agreement, which expires in September 2004, may be extended, under certain conditions, to September 2007.

The Company has recorded the GID preferred stock received at cost. Although the market value of the investment in GID preferred stock is not readily determinable, management believes the fair value of this investment exceeds its carrying amount. The Company has deferred the recognition of the revenue from the Publishing Agreement until such time the preferred stock received is liquidated in apart or in whole.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001
-------------------------------------

Revenues for the nine months ended September 30, 2001 were $19,119 as compared to $286,899 for the same period in 2000. The decrease in revenue for 2001 as compared to 2000 resulted from a reduction of royalties and advertising fees, along with a restructuring of the company and staff. Operating expenses decreased from $776,551 in 2000 to $361,707 in 2001. The decrease was mainly a result of restructuring of the company and the reduction in personnel and related costs.

Three Months Ended September 30, 2001
-------------------------------------

During the third quarter of 2001 revenues decreased from $93,225 in 2000 to $2,022 in 2001, a decrease of $91,203. The decrease in revenue for 2001 as compared to 2000 resulted from a reduction of royalties and advertising fees. Subject to available capital, the Company's efforts are being focused on developing more internet related services and software development projects. Operating expenses decreased from $434,275 in third quarter 2000 to $77,903 in 2001. The decrease was mainly a result of restructuring of the company and the reduction in personnel and related costs.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001 the Company had a deficit in working capital of $1,450,294 compared to a deficit in working capital of $1,203,035 at December 31, 2000, an increase of $247,259. The decrease in working capital was substantially due to the increase in obligations to vendors and note creditors at September 30, 2001 as compared to December 31, 2000.

As a result of the Company's operating loss of $342,588 during the nine months ended September 30, 2001, the Company generated a cash flow deficit of $219,203 from operating activities, adjusted principally for depreciation and amortization of $140,418. The Company met its cash requirements during this period through the issuance of notes payable of $226,799, net of repayments.

Under a promissory note payable to Madison Bank, the Company has a $200,000 line of credit available to fund working capital needs. As of September 30, 2001, the Company has utilized the line. Further cost reductions and anticipated revenue growth from licensing and advertising revenues as described in the Prospective Outlook discussion that follows should contribute to a gradual decrease in the working capital deficit.

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

The Company has no long-term debt as of September 30, 2001. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

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

                                    INTERACTIVE GAMING AND COMMUNICATIONS INC.


Dated: November 12, 2001            By: /s/ Lawrence E. Hirsch
                                            ------------------------------------
                                            Lawrence E. Hirsch,
                                            President and Chief Executive
                                            Officer and Chief Financial Officer