Form 10KSB
period 2001-12-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2002-05-21
CIK 799197

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                        Commission file number 33-7764-C

                   Interactive Gaming and Communications Corp.
                   -------------------------------------------
               Exact name of registrant as specified in charter)


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

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

         State issuers revenues for its most recent fiscal year: $31,384

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of May 15, 2002 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals $2,263,772.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 18,264,594 as of May 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [   ]  No  [ X ]

                                TABLE OF CONTENTS






                                                                            Page
        PART I
1.      Business                                                              4
2.      Properties                                                            7
3.      Legal Proceedings                                                     7
4.      Submission of Matters to a Vote of Securities Holders                 7

        PART II

5.      Market Price for Registrant's Common Equity and Related
          Stockholder Matters                                                 8
6.      Management's Discussion and Analysis of Financial Condition a
          nd Results of Operations                                            9
7.      Financial Statements
8.      Changes in and Disagreement with Accountants on Accounting
          and Financial Disclosure                                            14

        PART III

9.      Directors, Executive Officers, Promoters and Control Persons          14
10.     Executive Compensation                                                15
11.     Security Ownership of Certain Beneficial Owners and Management        15
12.     Certain Relationships and Related Transactions                        16

        PART IV

13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
        Signatures                                                            16

                                INTRODUCTORY NOTE


This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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


ACQUISITION - EXCHANGE OF STOCK AND NOTES

None


NATURE OF OPERATIONS

The Company is a holding company publicly trading on the National Association of Securities Dealers Automated Over the Counter (OTC)Market Bulletin Board under the trading symbol "IGAC". Intersphere Communications, Ltd. (PA) ("Intersphere"). Each of the Company's subsidiaries provides several unique and proprietary products and services to the emerging Internet, national and international marketplaces. The Company is responsible for supplying its subsidiaries with administrative and management assistance, accounting, consulting and necessary funding to complete projects or initiate endeavors.

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

EMPLOYEES

As of May 15, 2002 , the Company had no full-time employees. The Company utilizes part-time consultants on an as-needed basis.

BACKLOG

The nature of the Company's business does not involve any backlog.

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

DEPENDENCE ON KEY CUSTOMERS

The Company is currently not dependent on any single customer for a significant portion of its annual sales.

MAJOR SUPPLIERS

The Company is currently not dependent on any major suppliers. The Company does rely on its investor and lender relationships as a source of capital for its operations.
REGULATION

The Company intends to fully comply with all laws and regulations that could impact the success of the Company.

PATENTS, TRADEMARKS, LICENSES

The Company does not depend upon any patents or trademarks to conduct its business; nor does the Company hold any such patents or trademarks.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

ITEM 2. DESCRIPTION OF PROPERTIES

Leases
------

The Company has leased office space in Valley Forge, Pennsylvania on a month to month basis. Rental expense under operating leases was $ 36,000 and $ 41,023 in 2001 and 2000, respectively.

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

The Company, in the normal course of business, is subject to litigation and is presently involved as a defendant in several lawsuits. In the opinion of management, the ultimate outcome of these cases is unknown and any exposure to liability, if any, cannot be estimated at this time. Consequently, no amounts have been accrued at December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters submitted to a vote of shareholders in the fourth quarter of year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company's Common Stock trades under the trading symbol IGAC.OB.

                                              2001                 2000
                                              ----                 ----
                                         High       Low       High       Low
                                         ----       ---       ----       ---
First Quarter                           $ .05     $.021     $.8438     $.1095
Second Quarter                            .10      .001      .8438      .1094
Third Quarter                             .05       .01      .1875       .125
Fourth Quarter                            .04      .007      .0938      .0156

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on May 15, 2002 was approximately 587.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

DESCRIPTION OF THE COMPANY'S SECURITIES

Common Stock

The authorized capital stock of the Company consists of 75,000,000 shares, $.001 par value ("Common Stock"), of which 18,264,954 shares are issued and outstanding as at May 15, 2002 and 10,000,000 shares of preferred stock, of which no shares are issued at May 15, 2002.

The holders of Common Stock are entitled to one vote per share for the election of directors and all other purposes and do not have cumulative voting rights. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors and, in the event of the liquidation by the Company, to receive pro rata all assets remaining after payment of debts and expenses. Holders of the Common Stock do not have any pre-emptive or other right to subscribe for or purchase additional shares of capital stock. All the outstanding shares of Common Stock are fully paid and non-assessable.

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

On December 30, 1999 the Company issued 7,500,000 shares of restricted common stock pursuant to an agreement entered into on June 22, 1999 with Century Industries, Inc. ("Century"). The agreement called for certain control block shareholders of Century to sell to the Company 53.26% of Century's issued and outstanding Class A shares in exchange for the Company's common stock. In December 2000, the Company rescinded the agreement with Century.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock".

The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

Overview
--------

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

The continuing operations for the Company as restated for both years and as discussed prospectively herein reflect licensing fees, royalties and other revenues earned from traditional advertising sources and Internet related development and design fees. Accordingly, such revenues for 2001 were $ 31,384 as compared to $666,123 for 2000. The decrease in revenues for 2001 resulted from a decrease in software licensing agreements. The revenues were generated from advertising and other Internet related services. Expenses from continuing operations increased from $ 1,353,394 in 2000 to $ 2,212,953 mainly as a result of an impairment loss of $1,174,664 attributed to the reduction value of the Company's Global Casino software platform.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had a working capital deficit of $ 1,895,877. As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $ 24,000 from operating activities. The Company's cash flow requirements were met through the receipt of cash advances from shareholders. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditors report on the Company's December 31, 2001 financial statements included in this Registration Statement states that the Company's recurring losses and default under its debt obligations raise substantial doubts about the Company's ability to continue as a going concern.


Recent Accounting Pronouncements
--------------------------------

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS
121) and related literature, establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

INFLATION

Inflation has not had a significant impact on the Company's comparative results of operations.

Trends, Risks and Uncertainties
-------------------------------

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results
-------------------------------------------------

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance
---------------------------------------------------------------------------
Growth and Capital Requirements
-------------------------------

We have had limited working capital and we are relying upon capital notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to: (i) provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining; (ii) make acquisitions of additional film and film libraries; and (iii) exploit and expand such acquisitions. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business
------------

We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Potential fluctuations in quarterly operating results -
-------------------------------------------------------

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the level of use of reproduced films, the demand for digital or Beta-SP format sporting event films; seasonal trends in film viewing, the amount and timing of capital expenditures and other costs relating to the expansion of our film processing operations; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the TV industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Achieving Market Acceptance
---------------------------

The broadcasting business is highly competitive. We have selected a particular market niche for broadcast content (vintage or nostalgic sports programming), based upon available recorded materials in the public domain, the size of the viewing market for nostalgic sports programming, and the growing satellite dish market. Achieving market acceptance for our programming will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. There is no guarantee that we will have available funds or other resources necessary to achieve such acceptance.

Competition
-----------

The business of selling advertising for televised programming is extremely competitive. Our Company must, in general, compete with many networks and companies offering many programming events and packages, using various similar and competitive advertising methods, such as television, radio and newsprint, with the programming offerings running a very wide range of prices. We are seeking to establish a specific niche within that large spectrum. Our programming is targeted to the sports fan with an interest in past sporting events. As a new company, we will face competition from those longer established and better financed businesses with their established advertiser bases and their name recognition and their credibility. We can provide no guarantee that we can successfully compete against such competition.

Government Regulation
---------------------

Our business is subject to federal regulation under the Federal Communications Commission. Additionally, our business operations will be subject to all government regulations normally incident to conducting any business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. Although we will make every effort to comply with applicable laws and regulations, there is no guarantee of our success in these efforts, and we cannot predict the affect of those regulations on our proposed business activities.

Lack of Independent Directors
-----------------------------

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors
---------------------------------------------------------------------

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors. (See "Indemnification of Directors and Officers")

Continued Control by Current Officers and Directors
---------------------------------------------------

The present officers and directors own 28.4 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See "Security Ownership of Certain Beneficial Owners and Management")

Management of Potential Growth
------------------------------

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company had no changes in and disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2001.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS. The position(s) held by each of our executive officers and Directors as of May 15, 2002 are shown in the following table. Biographical information for each is set forth following the table.

-------------------------------- -------------------- --------------------------
Name                             Age                  Position
-------------------------------- -------------------- --------------------------
Gregory R. Noonan                42                   President, Chief Financial
                                                      Officer and  Director
-------------------------------- -------------------- --------------------------
Robert Flynn                     49                   Director Officer
-------------------------------- -------------------- --------------------------
Harvey Carr                      37                   Vice-President
-------------------------------- -------------------- --------------------------
Joseph Mustilli                  45                   Director
-------------------------------- -------------------- --------------------------
Michael F. Simone                52                   Director
-------------------------------- -------------------- --------------------------

Our directors serve for a one-year term or until successors are elected and qualified. Our officers hold office until the first meeting of directors following the Annual Meeting of Shareholders and until their successors are elected and qualified, subject to earlier removal by the Board of Directors ..There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Gregory R. Noonan is the Company's President and Chairman of the Board of Directors. Mr. Noonan is a practicing attorney and a partner in the law firm of Walfish & Noonan, P.C. and is a member of the New Jersey and Pennsylvania and American Bar Associations.

Joseph Mustilli is a Company Director and the President of Global Interactive Direct, Inc. After serving as The McClure Group's accountant for an outside CPA firm since it's inception in 1984, Mr. Mustilli joined The McClure Group as Chief Financial Officer in 1994. In this capacity, he was responsible for management of the financial and accounting departments, establishing and administering tax-related policies and procedures, and overseeing all internal MIS functions across multiple agency locations. In addition, as Director of Operations, Mr. Mustilli managed the overall day-to-day workings of the agency. After the merger of The McClure Group and DIMAC, Mr. Mustilli became the Chief Operating Officer of DMW Worldwide, managing over 350 employees at five office locations nationwide until he left DMW to form Global Interactive Direct, Inc. in 1998.

Robert Flynn is a Company Director and a practicing attorney in Washington, D.C.

Harvey Carr is a Company Director and Vice President- Finance. Mr. Carr is a certified public accountant.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required and to the best of its knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

The Company's management is not currently compensated for services provided to the Company.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of March 28, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

               Name and Address of Beneficial       Common Stock    Percent of
                             Owner                   Outstanding    Outstanding
                             -----                   -----------    -----------
Common stock          Michael F. Simone
                      4065 RedBud Lane
                      Doylestown, PA 18901           4,377,713          23.9%

Common stock          Joseph Mustilli
                      1220 Valley Forge Road
                      Valley Forge, PA 19482         1,000,000           5.4%

Common stock          Harvey A. Carr
                      1220 Valley Forge Road
                      Valley Forge, PA 19482           300,000          1.6 %

Common stock          L. Juen Melton
                      C/o 1220 Valley Forge Road
                      Valley Forge, PA 18901         1,125,000           6.1%
                                                     ---------           ----
                      All Executive Officers and
                      Directors, as a Group
                      (4 Persons)                    6,802,713          37.1%
                                                     =========          =====

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

                                     PART IV

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no other material relationships or transactions that qualify for disclosure under this caption


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  INDEX TO EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT NO.          DESCRIPTION
-----------          -----------

*(3.1)               Certificate of Incorporation, together with amendments

*(3.2)               Bylaws of the Company

*(21)                List of Subsidiaries of the Company

------------------------------
* Previously filed


(B)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 17, 2002

INTERACTIVE GAMING & COMMUNICATIONS CORP.
-----------------------------------------
(Registrant)


/s/Gregory R. Noonan
-----------------------
By:  Gregory R. Noonan
President and Chief Financial Officer


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       Signature                    Capacity                           Date
       ---------                    --------                           ----


/s/ Gregory R. Noonan          Chairman & Director                 May 17, 2002
---------------------
    Gregory R. Noonan


/s/ Robert Flynn               Director                            May 17, 2002
----------------
    Robert Flynn

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                    INTERACTIVE GAMING & COMMUNICATIONS CORP.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                          Index to Financial Statements







                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants                          F-3
Consolidated Balance Sheet at December 31, 2001                             F-4
Consolidated Statements of Losses for the two years ended
      December 31, 2001 and 2000                                            F-5
 Consolidated Statements of  Deficiency in Stockholders' Equity
      for the two years ended December 31, 2001 and 2000                    F-6
  Consolidated  Statement of Cash Flows for the two years ended
       December 31, 2001 and 2000                                           F-7
  Notes to Consolidated Financial Statements                         F-8 - F-18

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Interactive Gaming & Communications Corp.
Valley Forge, Pennsylvania

         We have audited the accompanying consolidated balance sheet of Interactive Gaming & Communications Corp. and its subsidiaries at December 31, 2001 and the related consolidated statements of losses, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Gaming & Communications Corp. and its subsidiaries as of December 31, 2001 , and the results of their operations and their cash flows for the two years ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has negative working capital at December 31, 2001 and negative cash flows from operations for the years ended December 31, 2001 and 2000 . The Company will need to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. The Company incurred a loss from operations of $2,181,497 in 2001 and $687,255 in 2000 and there is no assurance that profitable operations will be achieved in the future. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ STEFANOU & COMPANY, LLP
                                               ---------------------------
                                                   Stefanou & Company, LLP
                                                   Certified Public Accountants
McLean, Virginia
May 18, 2002


                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------
Current assets:                                                         $          -

                                                                        $          -
                                                                        =============

                 LIABILITIES AND DEFICIENCY STOCKHOLDERS' EQUITY
                 -----------------------------------------------

Current liabilities:

         Cash disbursed in excess of available balances                 $      4,459
         Notes payable  (Note E)                                             258,740
         Current portion of capitalized lease obligation (Note H)             36,713
         Due to related parties (Note C)                                     125,580
         Accounts payable and accrued expenses                             1,470,385
                                                                        -------------
                  Total current liabilities                                1,895,877

DEFICIENCY IN STOCKHOLDERS' EQUITY :
Preferred stock, 10,000,000 shares authorized none issued (Note H)                 -
Common stock, $0.001 par value, 75,000,000 shares
  authorized, 18,264,954 issued and outstanding at December 31, 2001          18,265
Additional paid-in capital                                                 3,595,339
Deficiency in retained earnings                                           (5,509,481)
                                                                        -------------
                       Total deficiency in stockholders' equity           (1,895,877)
                                                                        -------------
                                                                        $          -
                                                                        =============

           See accompanying notes to consolidated financial statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                       2001              2000
                                                       ----              ----

Revenues:
        Software licensing and fees              $     31,384      $    666,123

Operating expenses:
        Selling, general and administrative           736,571         1,042,667
        Assets impairment (Note D)                  1,174,664                 -
        Interest expense                               18,111            27,120
        Depreciation and amortization                 283,607           283,607
                                                 -------------     -------------
                                                    2,212,953         1,353,394
 Other Income
        Interest income and other income                   72                16
                                                 -------------     -------------
                                                           72                16

Loss from operations, before income taxes          (2,181,497)         (687,255)

        Provision for income taxes                          -                 -
                                                 -------------     -------------
Net Loss                                         $ (2,181,497)     $   (687,255)
                                                 =============     =============

Net loss per common share ( Note J):
Basic and diluted:
             Net loss per share                  $       (.11)     $       (.03)
                                                 =============     =============

Weighted average common shares outstanding:
            (Basic and assuming dilution)          19,404,635        23,097,400


           See accompanying notes to consolidated financial statements


                                   INTERACTIVE GAMING & COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   Additional    Deficiency in
                                      Common                         Paid In       Retained         Note
                                      Shares          Amount         Capital       Earnings      Receivable        Total
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999         23,084,903         23,085      7,464,184     (2,640,729)    (4,044,322)       802,218
Warrants issued in exchange for
  debt                                        -              -        165,527              -              -        165,527
Shares issued in exchange for
  services                               50,000             50          2,450              -              -          2,500
Write-off of subscription
  receivable (Note I)                         -              -     (2,169,322)             -      2,169,322              -
Net loss for the year ended
December 31, 2000                             -              -              -       (687,255)             -       (687,255)
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000         23,134,903    $    23,135    $ 5,462,839    $(3,327,984)   $(1,875,000)   $   282,990
Shares issued in connection with
  exercise of warrant (Note I)        2,630,051          2,630              -              -              -          2,630
Recession of business combination
  (Note K)                           (7,500,000)        (7,500)    (1,867,500)             -      1,875,000              -
Net loss for the year ended
December 31, 2001                             -              -              -     (2,181,497)             -     (2,181,497)
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2001         18,264,954    $    18,265    $ 3,595,339    $(5,509,481)   $         -    $(1,895,877)
                                    ============   ============   ============   ============   ============   ============

                          See accompanying notes to consolidated financial statements


                    INTERACTIVE GAMING & COMMUNICATIONS, CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             2001             2000
                                                             ----             ----
Cash flows from operating activities:
   Net loss                                              $ (2,181,497)   $   (687,255)
   Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
   Depreciation and amortization                              283,607         283,607
   Asset impairment                                         1,174,664               -
   Common stock issued for services                                 -           2,500
   (Increase) decrease in assets:
         Accounts receivable                                        -          15,823
         Other assets                                               -           7,578
   Increase (decrease) in liabilities,
         Accounts payable and accrued expenses, net           699,226         350,192
                                                         -------------   -------------
Net cash (used in)provided by operating activities            (24,000)        (27,555)

Cash flows from investing activities:                               -               -
                                                         -------------   -------------
                                                                    -               -
Net cash used in investing activities                               -               -
Cash flows from (used) financing activities:
   Cash disbursed in excess of available bank balances              -           8,734
   Advances from related parties, net                          24,000               -
   Payments of notes payable                                        -        (175,000)
   Proceeds from notes payable, net                                 -         165,814
   Payments of capitalized leases, net                              -         (19,294)
                                                         -------------   -------------
   Net cash from (used in) financing  activities                    -         (19,746)
                                                         -------------   -------------
Increase (decrease) in cash                                         -         (47,301)
Cash at beginning of year                                           -          47,301
                                                         -------------   -------------

Cash at end of year                                      $          -    $          -
                                                         =============   =============

Supplemental disclosures of cash flow information
  Cash paid during the year for interest                 $         -     $     27,120
  Cash paid during the year for taxes                              -                -
  Warrants issued in exchange for debt                             -       18,558,175
  Warrants exercised in exchange for debt                    226,600                -
  Common stock issued in exchange for warrant                  2,630                -

                See accompanying notes to consolidated financial statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A- SUMMARY OF ACCOUNTING POLICIES

A summary of accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements include the accounts of Interactive Gaming & Communications Corp., the "Company" and its wholly-owned subsidiaries, Global Gaming Corp.(Grenada) ("Global"), Play For Fun, Inc. and Intersphere Communications, Ltd. (Grenada) ("Intersphere"). Significant intercompany transactions have been eliminated in consolidation.

Financial Instruments
---------------------

The carrying amounts of cash, accounts receivable, notes payable, long-term debt, and accounts payable approximate fair value at December 31, 2001.

System Development Costs
------------------------

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

Gaming and Software Licenses
----------------------------

Through its subsidiaries Global and Intersphere, the Company licenses its gaming operations and sports wagering software. The Company has valued these licensing agreements at their fair value as determined by the present value of anticipated future cash flows. Amortization is provided using the straight-line method over 10 to 12 years and was $ 38,591 and $ 38,591 in 2001 and 2000, respectively
(See Note D).

Revenue Recognition
-------------------

Software revenue is recognized when an arrangement exists, installation has occurred, fees are determinable and collection is probable.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

Property and Equipment
----------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment). Total depreciation and amortization expense for 2001 and 2000 was $ 283,607. An accelerated method of depreciation is used for tax purposes.

Income Taxes
------------

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

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets under the provision of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed of (SFAS 121).

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset (see Note D).

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

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. Advertising costs charged to expenses in 2001 and 2000 was $ 26,159 and $ 42,364, respectively.

Use of Estimates
----------------

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

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)

At times, such investments may be in excess of the FDIC insurance limit. The Company has a broad customer base and it routinely assesses the financial strength of its customers. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had no accounts receivable at December 31, 2001.

Earnings Per Share
------------------

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

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year classifications.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A- SUMMARY OF ACCOUNTING POLICIES (continued)


In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE B- BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001 and 2000, the Company incurred loses from operations of $2,181,497 and $687,255, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company had a working capital deficiency of $1,895,877 at December 31, 2001, and negative cash flows from operating activities of $24,000 and $27,555 in 2001 and 2000, respectively. The Company continues to seek other financing or generate sufficient cash flows to pay the current liabilities of continuing operations. These factors, among others, indicate the Company's ability to continue in existence is dependent upon favorable governmental regulations, its ability to achieve adequate profitable operations and/or obtain additional debt or equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts that might be necessary should the Company be unable to continue in existence.

Management anticipates generating revenue and cash flows from its software licensing agreements. Additionally, management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of a private placement, and sharing of development costs, or other resources. There can be no assurance that the Company's efforts will be successful. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems (See Note D).

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE C- RELATED PARTY TRANSACTIONS

Former Company Officers, Directors, entities controlled by principal shareholders of the Company and principal shareholders of the Company have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The net amount of the advances due at December 31, 2001 are $125,580. In 2000, the Company issued an aggregate of 5,000,000 warrants to purchase the Company's common stock at $.001 per share to certain Company shareholders who had previously advance funds to the Company in exchange for those obligations totaling $165,527.

During the year ended December 31, 2001, entities and individuals related to the Company exercised warrants to purchase 16,586,500 shares of the Company's common stock in exchange for previously incurred debt of $226,600 (see Note G).


NOTE D- SYSTEMS DEVELOPMENT COSTS

In May 1995, the Company signed a definitive letter of intent with a major software developer to produce and market a "Virtual Casino" by offering its customers the opportunity to play classic casino games, such as blackjack, craps, roulette, baccarat and slot machine games, on their personal computers using the Internet World Wide Web, with the Company managing the wagering. Additionally in September 1996, the Company entered into a software development and licensing agreement with another software developer to develop a "Global Casino" to provide services similar to the above on a state-of-the-art operating platform. Impairment Charge

During the year ended December 31, 2001, the Company experienced significant changes in market conditions, which led to substantial declines in sales, operating margins and cash flows.

Due to the significance of the changes discussed above, management performed an evaluation of the recoverability of all of the unamortized capitalized software costs of its Global Casino software platform and business model , as described in Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

Based upon the evaluation, the Company recognized an asset impairment loss of $1,174,664 or $.05 per share during the year ended December 31, 2001.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE E- NOTES PAYABLE

Notes payable debt at December 31, 2001 consists of the following:


Bank loan payable in monthly installments of accrued
interest at the bank's prime lending rate plus 1%. The
note is unsecured and guaranteed by a Company officer
and Director. The Company is in default under the terms
of the Note Agreement                                                $   199,929

Bank loan payable in monthly installments of $4,606,
plus accrued interest at the bank's prime lending rate
plus 1.5% The note is guaranteed by a Company officer
and Director and collateralized by 1,000,000 shares of
company stock owned by the Company's President.                           58,811
                                                                      ----------
                                                                      $  258,740
                                                                      ==========

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,500,000 which expire through 2021. The deferred tax asset related to the carryforward is approximately $1,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 2001 are as follows:

Non Current:
         Net operating loss carryforward    $   1,800,000
         Valuation allowance                   (1,800,000)
                                            --------------
Net deferred tax asset                      $           -
                                            ==============

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G- STOCK OPTION PLANS AND WARRANTS

In June 1996, the Company entered into a stock and warrant purchase agreement with a software developer and issued 375,000 shares of restricted common stock for $750,001 and a common stock purchase warrant for $1,000. The common stock purchase warrant is for 100,000 shares at a purchase price of $1.00 per share and expired on June 30, 2001.

In December, 2001, holders of warrants to purchase 16,586,500 shares of the Company's common stock exercised their rights to acquire 16,586,500 shares of the Company's common stock in exchange for previously incurred debts of $226,600. As of December 31, 2001, the Company has not issued the 16,586,500 shares of common stock and the obligation of $226,600 is included in accounts payable and accrued expenses at December 31, 2001 (see Note C).

NOTE H-COMMITMENTS

Leases
------

The Company has leased office space in Valley Forge, Pennsylvania on a month-to-month basis. Rental expense under operating leases was $36,000 and $41,023 in 2001 and 2000, respectively.

The Company had purchased computer equipment and software under non-cancelable leases with an original cost of $67,393. Depreciation and amortization of $61,478 and $13,478 has been charged to operations in 2001 and 2000, respectively. The Company is in default under the terms of the lease and the aggregate balance due of $39,166 is included in current liabilities at December 31, 2001.

Litigation
----------

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

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE H- COMMITMENTS (continued)

Other litigation
----------------

The Company, in the normal course of business, is subject to litigation and is presently involved as a defendant in several lawsuits. In the opinion of management, the ultimate outcome of these cases is unknown and any exposure to liability, if any, cannot be estimated at this time. Consequently, no amounts have been accrued at December 31, 2001.

Acquisition
-----------

In December 2001, the Company entered into a letter of intent to acquire XTC Marketing LLC in exchange for 500,000 share of the Company's preferred stock valued a $1.00 per share. The acquisition is contingent upon certain events, due diligence and Company shareholder approval.

NOTE I- DISPOSITION OF GAMBLENET TECHNOLOGIES, LTD.

In February 1999, the Company and Century Industries, Inc. ("Century") formed Gamblenet Technologies, Ltd. ("Gamblenet"). The Company and Century each owned 50% of Gamblenet's initially outstanding common shares. In exchange for the Company's 50% interest in Gamblenet, the Company licensed certain gaming and software licenses to Gamblenet and, as further consideration, issued a warrant to purchase 4,000,000 shares of the Company's restricted common stock at the stock's par value of $ .001 per share. The warrant expires December 31, 2004. In May, 2001, the Company issued 2,630,051 shares of the Company's common stock to the holders of the warrant in exchange for cash of $2,630. As of December 31, 2001, 1,369,949 remain outstanding.

In May, 1999, Gamblenet, whose principal asset was the warrant to purchase 4,000,000 shares of the Company's restricted common stock, was sold to an unrelated third party in exchange for $2,628,000, comprised of $128,000 in cash and a promissory note payable to the Company in the amount of $2,500,000. The note, which bears interest at 6% per annum, matures in May, 2004 with principal payments of $500,000 due annually prior thereto. The Company received an aggregate of $458,678 in 1999 in connection with this transaction and was accounted for as additional paid in capital. The amount of the promissory note outstanding at December 31, 2000 was $2,169,322 and is shown on the balance sheet as a reduction in stockholders' equity

In 2000, the maker of the note defaulted under the terms of the note and the Company's management deemed the balance of the obligation to be uncollectible. Accordingly, the unpaid balance of $ 2,169,322 was written off as uncollectible and additional paid in capital was reduced.

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE J- LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                    2001                  2000
                                                    ----                  ----
Net loss available for common shareholders        $ (2,181,497)    $   (687,255)
Basic and fully diluted loss per share            $       (.11)    $       (.03)
Weighted average common shares outstanding          19,404,635       23,097,400
                                                  =============    =============

Net loss per share is based upon the weighted average number of shares of common stock outstanding.

NOTE K- RESCISSION OF BUSINESS COMBINATION

In June, 1999, the Company issued 7,500,000 shares of its restricted common stock in exchange for a subscription receivable valued at $ 1,875,000 for the purpose of acquiring a controlling interest in certain assets formerly owned by Century Industries, Inc. ("Century").

In December, 1999, the Company authorized a series of 1,000,000 shares of the Company's preferred stock as convertible preferred stock ("Series A Voting Convertible Preferred Stock"). After five years, each share of the Preferred Stock is convertible into 15 shares of the Company's Common Stock. In addition, the holders of the preferred stock may not convert their shares to the Company's common stock unless the Company earns $.25 per share on a fully diluted basis for the year ended prior to the conversion; the market value of the Company's common shares has averaged $5.00 per share for 30 days prior to the conversion; and the shares will reamin intact as a class, and shall remain restricted as a control block , salable pursuant to SEC rule 144 In the event of liquidation, dissolution, or winding up of the Company, the holders of the Preferred Stock have a liquidation preference of $1.00 per share .

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

The business combination was not consummated and the certificate representing the 1,000,000 shares of the Company's convertible preferred stock was returned to the Company and cancelled in April, 2001. Since the Company did not consummate the transaction and the shares were not delivered by the escrow agent the accompanying financial statements reflect the convertible preferred shares as never being issued. In addition, the 7,500,000 shares of restricted common stock previously issued in connection with this Agreement were returned to the Company and cancelled in April, 2001 and the subscription receivable of $1,875,000 was cancelled.