Form 10QSB
period 2002-03-31
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2002-05-21
CIK 799197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             FORM 10-QSB (MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         As of May 14, 2002 there were 18,264,954 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $91,325 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on May 14, 2002.

                   INTERACTIVE GAMING AND COMMUNICATIONS CORP.
      Quarterly Report on From 10-QSB for the Quarter ended March 31, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheet:  March 31, 2002

         Consolidated Condensed Statements of Losses
             Three Months Ended March 31, 2002 and 2001

         Consolidated Condensed  Statements of Cash Flows:
             Three  Months Ended March 31, 2002 and 2001

         Notes to Consolidated Condensed
             Financial Statements March 31, 2002

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.    FINANCIAL STATEMENTS

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                  March 31, 2002
                                                                   (Unaudited)
                                     ASSETS

              Current assets:                                      $         -
                                                                   ------------
                                                                   $         -
                                                                   ============


               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

              Current Liabilities:
                Notes payable                                          258,740
                Capitalized lease obligations                           36,713
                Due to related parties                                 125,580
                Accounts payable and accrued expenses                1,478,844
                                                                   ------------
                 Total current liabilities                           1,899,877

              Deficiency in Stockholder's Equity:
              Preferred stock, 10,000,000 shares authorized none
                 issued at March 31, 2002                                    -
              Common stock, $.0001 par value, 75,000,000 shares
                authorized 18,264,954 issued and outstanding at
                March 31, 2002                                          18,265
              Additional paid-in capital                             3,595,339
              Deficiency in retained earnings                       (5,513,481)
                Total stockholder's equity                          (1,899,877)
                                                                   ------------
                                                                   $         -
                                                                   ============



     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)



                                              Three Months ended March 31,
                                                 2002             2001
                                             -------------   -------------

REVENUES:                                    $          -    $     10,002

EXPENSES:
Selling, general and administrative                     -         145,723
Depreciation and amortization                           -          70,900
Interest                                            4,000           1,535
                                             -------------   -------------
Total Expenses                                      4,000         215,158

Operating Loss                                     (4,000)       (208,156)
Provision for Taxes                                     -               -
                                             -------------   -------------
Net Income (loss)                            $     (4,000)   $   (208,156)
                                             =============   =============

Net income (loss) per share basic and
assuming dilution                            $       (.00)   $       (.01)
                                             =============   =============

Weighted average common shares outstanding     18,264,954      23,084,903




     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                            Three Months ending
                                                                 March 31,
                                                            2002         2001
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (4,000)   $(208,156)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                    -       70,900
(Increase) decrease in assets:
   Current assets                                                -
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                     4,000       67,078
                                                         ----------   ----------

Net cash (used in) provided by operating activities              -      (70,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities              -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                 -       70,178
                                                         ----------   ----------
Net cash (used in) provided by financing activities              -       70,178

(DECREASE) INCREASE IN CASH                                      -            -
CASH AND CASH EQUIVALENTS AT JANUARY 1,                          -            -
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT MARCH 31,                   $       -    $       -
                                                         ==========   ==========

Supplemental Information:
  Cash paid during the period for interest               $       -    $       -
  Cash paid during the period for taxes                          -            -




     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002
---------------------------------

The Company had no revenues during the first quarter of 2001 as compared to $10,002 of revenues during the period ended March 31, 2001. The decrease in revenue for 2002 as compared to 2001 resulted from a restructuring of the Company. Operating expenses decreased from $ 215,158 in the quarter ended March 31, 2001 to $ 4,000 in 2002. This decrease was mainly a result of the restructuring of the Company and corresponding reduction in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002 the Company had a deficit in working capital of $1,899,877.

As a result of its restructuring , the Company generated no cash flow from operations during the three months ended March 31, 2002.

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

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees


The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt as of March 31, 2002. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

INTERACTIVE GAMING AND COMMUNICATIONS CORP.


Dated: May 20, 2002                        By: /s/ Gregory R. Noonan
                                           -------------------------------------
                                           Gregory R. Noonan
                                           President and Chief Executive Officer