Form 10QSB
period 2002-06-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2002-08-12
CIK 799197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

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

                     528 DeKalb Street Norristown, PA 19401
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (610) 277-0180

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         As of August 10, 2002 there were 36,131,454 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $91,325 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on August 9, 2002.

                   INTERACTIVE GAMING AND COMMUNICATIONS CORP.
      Quarterly Report on From 10-QSB for the Quarter ended June 30, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheet:  June 30, 2002

         Consolidated Condensed Statements of Losses
             Three Months Ended June 30, 2002 and 2001

         Consolidated Condensed  Statements of Cash Flows:
             Three  Months Ended June 30, 2002 and 2001

         Notes to Consolidated Condensed
             Financial Statements June 30, 2002

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.    FINANCIAL STATEMENTS

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                  June 30, 2002
                                                                   (Unaudited)
                                     ASSETS

              Current assets:                                      $         -
                                                                   ------------
                                                                   $         -
                                                                   ============


               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

              Current Liabilities:
                Notes payable                                          258,740
                Capitalized lease obligations                           36,713
                Due to related parties                                 125,580
                Accounts payable and accrued expenses                1,478,844
                                                                   ------------
                 Total current liabilities                           1,899,877

              Deficiency in Stockholder's Equity:
              Preferred stock, 10,000,000 shares authorized none
                 issued at March 31, 2002                                    -
              Common stock, $.0001 par value, 75,000,000 shares
                authorized 36,131,454 issued and outstanding at
                June 30, 2002                                           36,131
              Additional paid-in capital                             3,595,339
              Deficiency in retained earnings                       (5,513,481)
                Total stockholder's equity                          (1,872,011)
                                                                   ------------
                                                                   $         -
                                                                   ============



     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)



                                              Three Months ended June 30,
                                                 2002             2001
                                             -------------   -------------

REVENUES:                                    $          -    $     10,002

EXPENSES:
Selling, general and administrative                     -         145,723
Depreciation and amortization                           -          70,900
Interest                                            4,000           1,535
                                             -------------   -------------
Total Expenses                                      4,000         215,158

Operating Loss                                     (4,000)       (208,156)
Provision for Taxes                                     -               -
                                             -------------   -------------
Net Income (loss)                            $     (4,000)   $   (208,156)
                                             =============   =============

Net income (loss) per share basic and
assuming dilution                            $       (.00)   $       (.01)
                                             =============   =============

Weighted average common shares outstanding     36,131,454       23,084,903




     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                             Three Months ending
                                                                        June 30,
                                                            2002         2001
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (4,000)   $(208,156)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                    -       70,900
(Increase) decrease in assets:
   Current assets                                                -
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                     4,000       67,078
                                                         ----------   ----------

Net cash (used in) provided by operating activities              -      (70,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities              -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                 -       70,178
                                                         ----------   ----------
Net cash (used in) provided by financing activities              -       70,178

(DECREASE) INCREASE IN CASH                                      -            -
CASH AND CASH EQUIVALENTS AT JANUARY 1,                          -            -
                                                         ----------   ----------
CASH AND CASH EQUIVALENTS AT June 30,                   $       -    $       -
                                                         ==========   ==========

Supplemental Information:
  Cash paid during the period for interest               $       -    $       -
  Cash paid during the period for taxes                          -            -




     The accompanying notes are an integral part of the Financial Statements

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2002
---------------------------------

The Company had no revenues during the second quarter of 2001 as compared to $10,002 of revenues during the period ended March 31, 2001. The decrease in revenue for 2002 as compared to 2001 resulted from a restructuring of the Company. Operating expenses decreased from $ 215,158 in the quarter ended March 31, 2001 to $ 4,000 in 2002. This decrease was mainly a result of the restructuring of the Company and corresponding reduction in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 the Company had a deficit in working capital of $1,899,877.

As a result of its restructuring , the Company generated no cash flow from operations during the three months ended June 30, 2002.

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

The Company has no long-term debt as of June 30, 2002. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         (a)None

         (b)None

         (c)None


Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
         a) FORM 8-KSB June 24, 2002

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING AND COMMUNICATIONS CORP.


Dated: August 9, 2002                        By: /s/ Gregory R. Noonan
                                           -------------------------------------
                                           Gregory R. Noonan
                                           President and Chief Executive Officer