Form 10QSB
period 2002-09-30
INTERACTIVE GAMING & COMMUNICATIONS INC
filed 2002-11-15
CIK 799197

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
        (MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         As of September 30, 2002 there were 36,131,454 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $91,325 computed at the closing price for the Registrant's common stock on the NASD Bulletin Board on September 30, 2002.

                   INTERACTIVE GAMING AND COMMUNICATIONS CORP.
      Quarterly Report on From 10-QSB for the Quarter ended September 30, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheet: September 30, 2002             3

         Consolidated Condensed Statements of Losses
             Three Months Ended September 30, 2002.                           4

         Consolidated Condensed  Statements of Cash Flows:
             Three  Months Ended September 30, 2002.                          5

         Notes to Consolidated Condensed
             Financial Statements September 30, 2002                          6

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.    FINANCIAL STATEMENTS

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       2002
                                                                    (Unaudited)
                                                                   ------------
                                     ASSETS

Current assets:                                                    $        --
                                                                   ------------
Other assets:
    Note receivable                                                $500,000.00
                                                                   ------------

      Total Assets                                                 $500,000.00
                                                                   ------------
               LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

Current Liabilities:
  Notes payable                                                        258,740
  Capitalized lease obligations                                         36,713
  Due to related parties                                               125,580
  Accounts payable and accrued expenses                              1,460,978
  Deferred Income                                                      500,000
                                                                   ------------
  Total current liabilities                                        $ 2,382,011


Deficiency in Stockholder's Equity:
Preferred stock, 10,000,000 shares authorized none
   issued at September 30, 2002
Common stock, $.0001 par value, 75,000,000 shares
  authorized 36,131,454 issued and outstanding at
  September 30, 2002                                                    36,131
Additional paid-in capital                                           3,595,339
Deficiency in retained earnings                                     (5,513,481)
  Total stockholder's equity                                        (1,882,011)
                                                                   ------------
                          TOTAL                                    $500,000.00
                                                                   ============

     The accompanying notes are an integral part of the Financial Statements

                                       INTERACTIVE GAMING & COMMUNICATIONS CORP.
                                           CONSOLIDATED STATEMENT OF LOSSES
                                                      (UNAUDITED)

                                                Three Months ending September 30      Nine Months ending September 30
                                                    2002               2001               2002                2001
                                                -------------      -------------      -------------      -------------
REVENUES:                                       $         --       $      2,022       $         --       $     19,119

EXPENSES:
Selling, general and administrative                       --              7,022                 --            219,754
Depreciation and amortization                             --             70,901                 --            140,418
Interest                                               4,000                 --              4,000              1,535
                                                -------------      -------------      -------------      -------------
Total Expenses                                         4,000             77,903              4,000            361,707

Operating Loss                                        (4,000)           (75,881)            (4,000)          (342,588)
Provision for Taxes                                       --                 --                 --                 --
                                                -------------      -------------      -------------      -------------
Net Income (loss)                               $     (4,000)      $     75,881)      $     (4,000)          (342,588)
                                                =============      =============      =============      =============
Net income (loss) per share basic and
assuming dilution                               $       (.00)      $      (0.00)      $       (.00)      $      (0.01)
                                                =============      =============      =============      =============

Weighted average common shares outstanding        36,131,454         23,135,903         36,131,454         23,135,903

                        The accompanying notes are an integral part of the Financial Statements

                                                           3

                       INTERACTIVE GAMING & COMMUNICATIONS CORP.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                                                Nine Months ending
                                                                   September 30,
                                                               2002            2001
                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (4,000)      $(342,588)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
Depreciation and amortization                                      --         140,418
(Increase) decrease in assets:                                     --         (17,033)
   Current assets                                                  --              --
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                        4,000              --
                                                            ----------      ----------

Net cash (used in) provided by operating activities                --        (219,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities                --              --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                   --         226,799
                                                            ----------      ----------
Net cash (used in) provided by financing activities                --         226,799

(DECREASE) INCREASE IN CASH -                                   7,596
CASH AND CASH EQUIVALENTS AT JANUARY 1,                            --          (8,734)
                                                            ----------      ----------
CASH AND CASH EQUIVALENTS AT September 30,                  $      --          (1,138)
                                                            ==========      ==========

Supplemental Information:
  Cash paid during the period for interest                  $      --
  Cash paid during the period for taxes                            --

        The accompanying notes are an integral part of the Financial Statements

                                           4

                    INTERACTIVE GAMING & COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2002
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002
-------------------------------------

The Company had no revenues during the third quarter of 2002. The lack of revenue in 2002 resulted from a restructuring of the Company. This was mainly a result of the restructuring of the Company and corresponding reduction in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002 the Company had a deficit in working capital of $1,399,877.

As a result of its restructuring, the Company generated no cash flow from operations during the three months ended September 30, 2002.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for working capital. There are no assurances the Company will be successful in raising the funds required.

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

         The Company has no long-term debt as of September 30, 2002.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company filed suit in the Court of Common Pleas of Chester County, Pennsylvania on July 10, 2002, against Global Interactive Direct, Inc. and Joseph Mustilli, personally. The action is for return and release of company assets including software, equipment, customer lists, and company files; breach of fiduciary duty by Joseph Mustilli as a member of the Board of Directors, tortuous interference with business operations and seeks damages in that the defendants interfered with the operation and restructuring of a public company, causing detrimental effects to 2000 shareholders.

Item 2.  Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On September 1, 2002, the company sold its gaming advertising entities,www.playforfun.com and www.gamblenet.com. This sale was in compliance with the purposes of restructuring in that the company will divest itself of any and all gaming related entities or associations. The consideration for the sale was a note in the amount of $500,000.00 payable in five years, with interest payments at %6 per annum. It is expected that the proceeds from this note, along with any other planned sales will be applied towards payments to Internal Revenue Service and Bank indebtedness. Any balances will be distributed to the general Creditors under negotiated arrangements.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERACTIVE GAMING AND COMMUNICATIONS CORP.

Dated: November 12, 2002                        By: /s/ Gregory R. Noonan
                                           -------------------------------------
                                           Gregory R. Noonan
                                           President and Chief Executive Officer